Form 10-Q
period 2011-03-31
Hunt For Travel, Inc.
filed 2011-05-13
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

HUNT FOR TRAVEL, INC.
 (Exact name of registrant as specified in charter)

Nevada	333-169802	27-1497347
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

90122 Hoey Road
Chapel Hill, NC 27517
 (Address of principal executive offices)
 _______________

(919) 889-9461
 (Registrants telephone number, including area code)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

6,887,500 shares of Common Stock issued and outstanding, as of as of April 29, 2011:

HUNT FOR TRAVEL, INC.

FORM 10-Q

March 31, 2011

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

HUNT FOR TRAVEL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND AS OF JUNE 30, 2010

PAGE	3
CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011, THE THREE MONTHS ENDING MARCH 31, 2010, THE PERIOD DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2010 AND FOR THE PERIOD DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGE	5
CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2011, AND THE PERIOD DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2010,  AND FOR THE PERIOD DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2011 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	March 31, 2011	June 30, 2010
	(Unaudited)

Current Assets
Cash	$47,462	$143,033
Accounts Receivable, net	3,253	1,227
Total Assets	$50,715	$144,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$4,141	$2,855
Total Liabilities	4,141	2,855

Commitments and Contingencies	-	-

Stockholders' Equity /(Deficiency)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,887,500 and 6,865,000 shares
issued and outstanding, respectively	689	687
Additional paid-in capital	179,936	175,613
Deficit accumulated during the development stage	(134,051)	(34,895)
Total Stockholders' Equity	46,574	141,405

Total Liabilities and Stockholders' Equity	$50,715	$144,260

See accompanying notes to condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended	For the period from December 15, 2009 (inception) to	For the period from December 15, 2009(inception) to
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$350	$150	$700	$150	$1,175

Operating Expenses
Professional fees	$28,171	$13,948	82,993	13,948	114,748
General and administrative	10,780	1,650	16,863	1,850	20,462
Total Operating Expenses	38,951	15,598	99,856	15,798	135,210

Loss from Operations	(38,601)	(15,448)	(99,156)	(15,648)	(134,035)

Other Expense
Interest Expense	-	-	-	-	(16)

Total Other Income / (Expense) - net	-	-	-	-	(16)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(38,601)	(15,448)	(99,156)	(15,648)	(134,051)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(38,601)	$(15,448)	$(99,156)	$(15,648)	$(134,051)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,887,500	5,786,611	6,880,870	5,259,322

See accompanying notes to condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from December 15, 2009 (Inception) to March 31, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock Offering Costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock Offering Costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	3,900	-	3,900

Net loss for the the nine month period ended March 31, 2011	-	-	-	-	-	(99,156)	(99,156)

Balance, March 31, 2011	-	$-	6,887,500	$689	$179,936	$(134,051)	$46,574

See accompanying notes to condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the period from December 15, 2009 (inception) to	For the period from December 15, 2009
	March 31, 2011	March 31, 2010	(inception) to March 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(99,156)	$(15,648)	$(134,051)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	3,900	1,500	6,700
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	1,077	-	(150)
(Increase) in amounts due from customer	(3,103)	(150)	(3,103)
Increase in accounts payable and accrued expenses	1,286	123	4,141
Net Cash Used In Operating Activities	(95,996)	(14,175)	(126,063)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	425	111,600	173,525
Net Cash Provided by Financing Activities	425	111,600	173,525

Net Increase (Decrease) in Cash	(95,571)	97,425	47,462

Cash at Beginning of Period	143,033	-	-

Cash at End of Period	$47,462	$97,425	$47,462

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

A) Basic of Presentation and Organization

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Hunt for Travel, Inc. (a development stage company) (the "Company") was incorporated in Nevada on December 15, 2009 to design and market enrichment excursions for U.S. travelers. The enrichment component of these trips can be educational, informational or experiential and is tailored to the travelers’ specific interests and tastes. Enrichment travel can also be referred to as adventure travel.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and June 30, 2010, the Company had no cash equivalents.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of March 31, 2011 and 2010 there were no common share equivalents outstanding.

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Accounts Receivable

Accounts receivable represents obligations from customers that are subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue derived from travel related transactions on the net basis when the Company is not the merchant of record and the prices and services are determined by and provided by third parties.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

(I) Concentration of Credit Risk

For the nine months ended March 31, 2011, 100% of sales earned were from one Customer.

For the period from December 15, 2009 (inception) to March 31, 2010, 100% of sales earned were from one Customer.

At March 31, 2011, 100% of accounts receivable were from one Customer.

NOTE 2	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the nine months ended March 31, 2011, the Company issued 22,500 shares of common stock for $2,250 ($0.10/share) and paid $1,825 in offering costs.

For the period ended June 30, 2010, the Company issued 1,865,000 shares of common stock for $186,500($0.10/share) and paid $13,500 in offering costs.  The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See note 4).

(B) In-Kind Contribution

For the nine months ended March 31, 2011, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 4).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 4).

(C) Stock Issued for Services

On December 15, 2009, the Company issued 4,000,000 shares of common stock to its founder having a fair value of $400 ($0.0001/share) based on a recent cash price in exchange for services provided (See Note 4).

NOTE 3             COMMITMENTS

On February 8, 2010, the Company entered into a consulting agreement with Europa Capital Investments, LLC to receive administrative and other miscellaneous consulting services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 4             RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2011, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 2(B)).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 2(B)).

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Note 2 (A) and 2 (C)).

NOTE 5             GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company is in the development stage with minimal operations, used cash in operations of $126,063 from inception and has a net loss since inception of $134,051. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

The Company seeks to develop mutually beneficial business relationships with tour operators and other enrichment travel consultants and begin offering programs for sale to U.S. travelers. The Company plans to launch a web site to begin marketing its services online.

The Company plans to cultivate customers through a variety of methods. The Company will attend wedding shows, cruise shows both locally and regionally. This activity should cost about $2,000. Additionally the Company will seek out travel blogs to dialogue with which should cost nothing and will seek paid and free advertising in the Chapel Hill Magazine, 15-501 Magazine and Our State Magazine. The Company anticipates spending no more than $5,000 for the advertising. The Company feels like these marketing and advertising efforts can be accomplished for minimal investment possibly $7,000. The Company is planning to initiate most of the marketing efforts within the next 60 to 90 days.

Our initial work thus far includes establishing relationships and validity for the Company with the key industry organizations which was completed over the last 12 months. They include

•	Gaining membership in valid travel-related organizations
o	CLIA (Cruise Lines International Association, Inc.) membership ($320/yr)
•	Continue to gain travel knowledge and “be up to date” on information
o	StarService (agent-only hotel and destination service) ($250/yr)
o
TravelWeekly (provides travel professionals with a necessary global perspective through in-depth coverage of every business sector, including airline, car rental, cruise, destination, hotel and tour operator as well as technology, economic and governmental issues.)

o	Recommend Magazine (trade magazine that focuses on worldwide destinations and the travel products within them providing themed issues and hands-on reviews of hotels, destinations and tours, etc.)
o	As owner operator we spent many hours linking to websites catering to travel information and special rates/fares. Most of this is at no cost other than the time of the president.

We provide specific services such as investigating/researching specific companies providing services/destinations clients are interested in - or suggest alternatives.  We likewise investigate/research countries/areas where travel/service is desired.

We provide advice regarding safety, insurance, medical needs, passport/visa requirements, alternative sites/companies, better pricing, and different routing to save money. We will make actual travel arrangements as well as provide quotes for travel insurance and apply for visas for clients who wish to purchase these services.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

For the three Months Ended March 31, 2011 compared to the 3 Months Ended March 31, 2010

Results of Operations

For the period ended March 31, 2011, we had $350 in revenue compared to $150 for the period ended March 31, 2010. Operating Expenses for the three months ended March 31, 2011 totaled $38,951 resulting in a net loss of ($38,601). Operating Expenses for the three months ended March 31, 2010 consisted of $13,948 in professional fees and $1,650 for General and administrative.

Capital Resources and Liquidity

As of March 31, 2011 we had $47,462 cash on hand.

Carolyn Hunter will be the only employee and sole officer and director initially as the company seeks to generate revenue and will not be taking a salary from the company for the foreseeable future.

On February 8, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement.

•	Revenue targets

The Company is targeting  revenues of $10,000 through the remainder of the year from providing travel consulting to friends and family and charging minimal commissions while the marketing of core services is finalized.

•	Core services

The Company provides specific services such as investigating/researching specific companies providing services/destinations clients are interested in - or suggest alternatives. The Company will investigate/research countries/areas where travel/service is desired.

Based upon the above, we believe that we have enough cash to support our daily operations while we are attempting to commence operations and produce revenues. However, if we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      (Removed and Reserved)

None

Item 5.     Other Information

None

Item 6.      Exhibits

(a)              Exhibits

                  31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNT FOR TRAVEL, INC.

Date: May 13, 2011	By:	/s/ Carolyn Hunter
Carolyn Hunter
President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director