Form 10-K
period 2011-06-30
Hunt For Travel, Inc.
filed 2011-09-28
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-169802

HUNT FOR TRAVEL, INC.
(Name of small business issuer in its charter)

Nevada	27-1497347
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

90122 Hoey Road Chapel Hill, NC	27517
(Address of principal executive offices)	(Zip Code)

(919) 889-9461
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

As of September 28, 2011, the registrant had 6,887,500 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

Certain information included in this Report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; consumer demand; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; growth and expansion; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.

From time to time, forward-looking statements also are included in other periodic reports on Forms 10-Q and 8-K, in press releases, in presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this Report or in other reports or public statements made by us, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

Forward-looking statements speak only as of the date they are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

Hunt for Travel, Inc. was incorporated on December 15, 2009 to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. This segment of the travel industry is referred to as enrichment or adventure travel.

Our business strategy is to generate revenue through typical travel industry commissions and mark-ups as well as consulting fees for customized trip and excursion planning.  In addition, we intend to generate revenue through subscription fees to our monthly email newsletters, which can offer recommendations to travelers who wish to design and book their own enrichment trips.

We plan to market our services and newsletters to high-income individuals and affinity groups, such as country club members, private schools, alumni groups and wealth management organizations at banks and investment firms. The company is seeking lists to be used for contacting this audience. It is anticipated to cost minimal money, less than $5,000 for these lists. To reach a critical mass of high-income travelers, we plan to utilize social media that relies on referrals such as Twitter, Facebook and Linked In. In addition, we may choose to place banner ads on web sites that reach these groups or send emails to individuals who have opted-in to receive emails from these affinity groups. The company is currently seeking and advisor to assist with the social media marketing. The estimated cost for the media consultant is $1000 based on 4 hours at $250 per hour.

We plan to launch a web site www.hunt4travel.com to promote our enrichment offerings and we may develop a free subscription email newsletter that can be marketed through the web site and various social media vehicles. The newsletter can offer travel tips, consultation on enrichment opportunities and discounted pricing to subscribers. Subscribers may be charged a fee for access to information beyond the regular newsletter: a Second Page of the newsletter that offers special offerings, in-depth guides to certain destinations or tips for optimizing or extending trips.

Business Development

The Company seeks to develop mutually beneficial business relationships with tour operators and other enrichment travel consultants and begin offering programs for sale to U.S. travelers. The Company plans to launch a web site to begin marketing its services online. The company anticipates the cost of the website to be less than $10,000. The company is also planning to create an online newsletter which is estimated to cost approximately $2,500. The company also expects to spend some money cultivating relationships which means meeting with and talking with as many tour operators as is possible to see who has the offerings appropriate for the Company’s clientele (we currently have 4 clients) and the operators who can be trusted to deliver what they promise; and seeking marketing venues such as wedding shows but expects to spend no more than $10,000 for this work.

The company plans to cultivate customers through a variety of methods. The company will attend wedding shows, cruise shows both locally and regionally. This activity should cost about $2,000. Additionally the company will seek out travel blogs to dialogue with which should cost nothing and will seek paid and free advertising in the Chapel Hill Magazine, 15-501 Magazine and Our State Magazine. The company anticipates spending no more than $5,000 for the advertising. The company feels like these marketing and advertising efforts can be accomplished for a minimal investment of possibly $7,000.

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

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive office is located at 90122 Hoey Road Chapel Hill, North Carolina, 27517. Our telephone number is (919)-889-9461. Office space is provided by Carolyn Hunter at no cost.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed on the over the counter bulletin board under the symbol HNTR.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share.  The Common Stock is listed on the over the counter bulletin board under the symbol HNTR. As of September 28, 2011, there were 41 shareholders of record holding an aggregate of 6,887,500 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share.  As of September 28, 2011, there were no shares of preferred stock issued and outstanding.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs.  In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6. SELECTED FINANCIAL DATA.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

For the Period from December 15, 2009 (inception) to June 30, 2010

Results of Operations

For the period from December 15, 2009 (inception) to June 30, 2010, we had $475 in revenue. Operating Expenses for the period from December 15, 2009 (inception) to June 30, 2010 totaled $35,354 resulting in a net loss of ($34,895). Expenses for the period from December 15, 2009 (inception) to June 30, 2010 consisted of $31,755 in professional fees and $3,599 for General and administrative.

For the Year Ended June 30, 2011

Results of Operations

For the year ended June 30, 2011, we had $700 in revenue. Operating Expenses for the year ended June 30, 2011 totaled $128,929 resulting in a net loss of $128,229. Expenses for the year ended June 30, 2011 consisted of $110,493 in professional fees and $18,436 for General and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2011 we had $11,182 cash on hand.

•	Revenue targets

The company anticipates generating revenues of $1,000 to $5,000 in the early stages of the company providing travel consulting to friends and family and charging minimal commissions while the marketing of core services is finalized.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2011 and 2010, there were no common share equivalents outstanding.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable approximate fair value based on the short-term maturity of these instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HUNT FOR TRAVEL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JUNE 30, 2011 AND 2010

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2011, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2010, AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2011

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2011

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED JUNE 30, 2011, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2010, AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2011

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Hunt For Travel, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Hunt For Travel, Inc. (a development stage company) (the “Company”) as of June 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ending June 30, 2011, the period from December 15, 2009 (inception) to June 30, 2010 and the period from December 15, 2009 (inception) to June 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Hunt For Travel, Inc. (a development stage company) as of June 30, 2011 and 2010 and the results of its operations and its cash flows for the year ending June 30, 2011, the period from December 15, 2009 (Inception) to June 30, 2010 and the period from December 15, 2009 (Inception) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company is in the development stage with minimal operations, a net loss of $163,124 from inception and used cash in operations from inception of $162,343.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
September 26, 2011

Hunt For Travel, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30, 2011	June 30, 2010

Current Assets
Cash	$11,182	$143,033
Accounts Receivable, net of provision for uncollectible accounts of $0 and $0, respectively	3,619	1,227
Prepaid Expenses	4,000	-
Total Assets	$18,801	$144,260

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$-	$2,855
Total Liabilities	-	2,855

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,887,500 and 6,865,000 shares
issued and outstanding, respectively	689	687
Additional paid-in capital	181,236	175,613
Deficit accumulated during the development stage	(163,124)	(34,895)
Total Stockholders' Equity	18,801	141,405

Total Liabilities and Stockholders' Equity	$18,801	$144,260

See accompanying notes to financial statements

Hunt For Travel, Inc.
(A Development Stage Company)
Statements of Operations

	For the year Ended	For the period from December 15, 2009 (inception) to	For the period from December 15, 2009(inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$700	$475	$1,175

Operating Expenses
Professional fees	110,493	31,755	142,248
General and administrative	18,436	3,599	22,035
Total Operating Expenses	128,929	35,354	164,283

Loss from Operations	(128,229)	(34,879)	(163,108)

Other Expense
Interest Expense	-	(16)	(16)

Total Other Expense	-	(16)	(16)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(128,229)	(34,895)	(163,124)

Provision for Income Taxes	-	-	-

NET LOSS	$(128,229)	$(34,895)	$(163,124)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding
during the year/period - Basic and Diluted	6,880,870	6,031,269

See accompanying notes to financial statements

Hunt For Travel, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
For the period from December 15, 2009 (Inception) to June 30, 2011

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock Offering Costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock Offering Costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	$-	6,887,500	$689	$181,236	$(163,124)	$18,801

See accompanying notes to financial statements

Hunt For Travel, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Twelve Months Ended	For the period from December 15, 2009 (inception) to	For the period from December 15, 2009(inception) to
	June 30, 2011	June 30, 2010	June 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(128,229)	$(34,895)	$(163,124)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	5,200	2,800	8,000
Shares issued to founder for services	-	400	400
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	1,227	-	-
(Increase)/Decrease in preapid expenses	(4,000)	-	(4,000)
(Increase) in amounts due from customer	(3,619)	(1,227)	(3,619)
Increase in accounts payable and accrued expenses	(2,855)	2,855	-
Net Cash Used In Operating Activities	(132,276)	(30,067)	(162,343)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	425	173,100	173,525
Net Cash Provided by Financing Activities	425	173,100	173,525

Net Increase (Decrease) in Cash	(131,851)	143,033	11,182

Cash at Beginning of Period	143,033	-	-

Cash at End of Period	$11,182	$143,033	$11,182

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$16	$16
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011 and June 30, 2010, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of June 30, 2011 and 2010 there were no common share equivalents outstanding.

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

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

As of June 30, 2011, the Company has a net operating loss carryforward of approximately $163,124 available to offset future taxable income through June 30, 2031.  The valuation allowance at June 30, 2011 was $59,651. The valuation allowance at June 30, 2010 was $12,220.   The net change in the valuation allowance for the year ended June 30, 2011 was an increase of $47,431. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2031.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	June 30, 2011	June 30, 2010

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	59,651	12,220
Valuation allowance	(59,651)	(12,220)
Net deferred tax asset		-
Net deferred tax liability	$-	$-

	June 30, 2011	June 30, 2010

Federal
Current	-	-
Deferred	-	-
	-	-
State and Local
Current	-	-
Deferred	-	-
	-	-

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

For the Year Ended June 30,
2011

Statutory rate applied to earnings before income taxes:	$(49,432)
Increase (decrease) in income taxes resulting from:
State income taxes	-
Change in deferred tax asset valuation allowance	47,432
Non-deductible expenses	2,000
Income Tax Expense	$-

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

(I) Concentration of Credit Risk

For the year ended June 30, 2011, 100% of sales earned were from one Customer.

For the period from December 15, 2009 (inception) to June 30, 2010, 100% of sales earned were from one Customer.

At June 30, 2011, 100% of accounts receivable were from one Customer.

(J) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts receivable and accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

(K) Recent Accounting Pronouncments

ASU No. 2011-02; A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring(“TDR”).In April, 2011, the FASB issued ASU No. 2011-02, intended to provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. Early adoption is permitted. The Company intends to adopt the methodologies prescribed by this ASU by the date required, and is continuing to evaluate the impact of adoption of this ASU.

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, the FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets.

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15,2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, the FASB issued ASU No.2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

NOTE 2     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the year ended June 30, 2011, the Company issued 22,500 shares of common stock for $2,250 ($0.10/share) and paid $1,825 in offering costs.

For the period ended June 30, 2010, the Company issued 1,865,000 shares of common stock for $186,500($0.10/share) and paid $13,500 in offering costs.  The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See note 4).

(B) In-Kind Contribution

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 4).

(C) Stock Issued for Services

On December 15, 2009, the Company issued 4,000,000 shares of common stock to its founder having a fair value of $400 ($0.0001/share) based on a recent cash price in exchange for services provided (See Note 4).

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2011

NOTE 3     COMMITMENTS

On February 8, 2010, the Company entered into a consulting agreement with Europa Capital Investments, LLC to receive administrative and other miscellaneous consulting services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement.

NOTE 4     RELATED PARTY TRANSACTIONS

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 2(B)).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 2(B)).

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Note 2 (A) and 2 (C)).

NOTE 5     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $162,343 from inception and has a net loss since inception of $163,124. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President have determined and concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and age of our sole officer and director as of September 28, 2011. Our Executive officer is elected annually by our Board of Director. Our executive officer holds office until she resigns, is removed by the Board, or her successor is elected and qualified.

Name	Age	Position
Carolyn Hunter	67	President, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Carolyn Hunter, President, Chief Financial Officer, Secretary, Treasurer and Director, Age 67, Carolyn Hunter has over twenty two (22) years experience working in the travel services industry. From November 1988 to September 1991, Carolyn Hunter began her career as a travel consultant with Sanditz Travel, formerly known as All Points Travel located in Simsbury, Connecticut.  Her responsibilities included providing customers with professional and expert advice regarding the sale of  travel related products and services to customers, on behalf of suppliers, such as airlines, car rentals, cruise lines, hotels, railways, sightseeing tours and package holidays.  From January 1998 through December 1998, Ms. Hunter worked for WorldTek Travel as a corporate travel manager.  Her responsibilities in this capacity included managing and supervising the agency’s sales department.  From March 2000 to present, Ms. Hunter has worked as a travel agent on a part-time basis for Traveling of Chapel Hill, North Carolina, formerly known as Circle Travel where she is responsible for consulting potential customers with their travel plans. In December of 1994, Ms. Hunter obtained a Certified Travel Consultant degree.  Additionally, from 1961 through 1965, Ms. Hunter obtained a Bachelor of Arts degree from Baker University located in Baldwin, Kansas.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employment Agreements

We currently do not have an employment agreement with Ms. Hunter.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following sets forth information with respect to the compensation awarded or paid to Ms. Hunter, our President, Chief Financial Officer, Secretary, Treasurer and Director for all services rendered by her in all capacities to us in fiscal 2010 and 2011.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we pay or award to Ms. Hunter for fiscal 2010 and 2011.

Name and Principal Position	Year	Salary($)	All Other Compensation ($)	Total($)
Carolyn Hunter	2011	$0	$0	$0
	2010	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2011.

Compensation of Directors

Our sole director, Ms. Carolyn Hunter is not compensated for her services as a director.

Compensation Committee Interlocks and Insider Participation

Our Board of Directors does not have a compensation committee and the entire Board of Directors performs the functions of a compensation committee.

No member of our Board of Directors has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 28 , 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Carolyn Hunter	5,000,000	72.59%
90122 Hoey Road Chapel Hill, NC 27517

All Executive Officers and Directors as a group (1 person)	5,000,000	72.59%

(1) Based on 6,887,500 shares of common stock outstanding as of September 28, 2011

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200.

For the period ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800.

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal years ended June 30, 2011 and June 30, 2010, we were billed approximately $5,261 and $5,299, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2011 and June 30, 2010.

Tax Fees

For the Company’s fiscal years ended June 30, 2011 and June 30, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $5,841 and $0 in audit related fees pertaining to the filing of a registration statement for the fiscal years ended June 30, 2011 and June 30, 2010.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

Financial Statements:

The condensed balance sheets of the Company as of June 30, 2010 and June 30, 2011, the related condensed statements of operations, changes in stockholders’ equity and cash flows for the years then ended, the footnotes thereto, and the report of Webb & Company, P.A., independent auditors, are filed herewith.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2011

Hunt for Travel, Inc.

/s/ Carolyn Hunter
Name: Carolyn Hunter Position: President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director