Form 10-Q
period 2011-09-30
Hunt For Travel, Inc.
filed 2011-11-14
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

HUNT FOR TRAVEL, INC.
 (Exact name of registrant as specified in charter)

Nevada	333-169802	27-1497347
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

90122 Hoey Road
Chapel Hill, NC 27517
 (Address of principal executive offices)
 _______________

(919) 889-9461
 (Registrants telephone number, including area code)
_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

6,887,500 shares of Common Stock issued and outstanding, as of as of November 14, 2011:

HUNT FOR TRAVEL, INC.

FORM 10-Q

September 30, 2011

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNT FOR TRAVEL, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND JUNE 30, 2011

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2011 (UNAUDITED)

PAGES	F-5 - F-10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	September 30, 2011	June 30, 2011
	(Unaudited)

Current Assets
Cash	$1,412	$11,182
Accounts Receivable, net of provision for uncollectible accounts of $0 and $0, respectively	513	3,619
Prepaid Expenses	2,500	4,000
Total Assets	$4,425	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$13,379	$-
Total Liabilities	13,379	-

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,887,500 and 6,887,500 shares
issued and outstanding, respectively	689	689
Additional paid-in capital	182,536	181,236
Deficit accumulated during the development stage	(192,179)	(163,124)
Total Stockholders' Equity/(Deficiency)	(8,954)	18,801

Total Liabilities and Stockholders' Equity/(Deficiency)	$4,425	$18,801

See accompanying notes to condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three	For the Three	For the period from December 15, 2009
	Months Ended September 30, 2011	Months Ended September 30, 2010	(inception) to September 30, 2011

Revenue	$50	$350	$1,225

Operating Expenses
Professional fees	25,025	22,952	167,273
General and administrative	4,055	1,864	26,090
Total Operating Expenses	29,080	24,816	193,363

Loss from Operations	(29,030)	(24,466)	(192,138)

Other Expense
Interest Expense	-	-	(16)

Total Other Income / (Expense) - net	-	-	(16)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(29,030)	(24,466)	(192,154)

Provision for Income Taxes	(25)	-	(25)

NET LOSS	$(29,055)	$(24,466)	$(192,179)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,887,500	6,867,610

See accompanying notes to condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to September 30, 2011
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock Offering Costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock Offering Costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services	-	-	-	-	1,300	-	1,300

Net loss for the the three month period ended September 30, 2011	-	-	-	-	-	(29,055)	(29,055)

Balance, September 30, 2011	-	$-	6,887,500	$689	$182,536	$(192,179)	$(8,954)

See accompanying notes to condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three	For the Three	For the period from December 15, 2009
	Months Ended September 30, 2011	Months Ended September 30, 2010	(inception) to September 30, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(29,055)	$(24,466)	$(192,179)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	1,300	1,300	9,300
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	1,024	-
(Increase)/Decrease in prepaid expenses	1,500	-	(2,500)
Decrease/(Increase) in amounts due from customer	3,106	-	(513)
Increase in accounts payable and accrued expenses	13,379	2,387	13,379
Net Cash Used In Operating Activities	(9,770)	(19,755)	(172,113)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	-	425	173,525
Net Cash Provided by Financing Activities	-	425	173,525

Net Increase (Decrease) in Cash	(9,770)	(19,330)	1,412

Cash at Beginning of Period	11,182	143,033	-

Cash at End of Period	$1,412	$123,703	$1,412

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16
Cash paid for taxes	$25	$-	$25

See accompanying notes to condensed unaudited financial statements.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and June 30, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of September 30, 2011 and September 30, 2010 there were no common share equivalents outstanding.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

(G) Accounts Receivable

Accounts receivable represents obligations from customers that are subject to normal collection terms.  The Company periodically evaluates the collectability of its accounts receivable and considers the need to record an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates.

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

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

(I) Concentration of Credit Risk

For the three months ended September 30, 2011, 100% of sales earned were from one Customer.

For the three months ended September 30, 2010, 100% of sales earned were from one Customer.

At September 30, 2011, 100% of accounts receivable were from one Customer.

At June 30, 2011, 100% of accounts receivable were from one Customer.

(J) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable and accounts payable, approximate fair value due to the relatively short period to maturity for these instruments.

(K) Recent Accounting Pronouncments

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

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

(B) In-Kind Contribution

For the three months September 30, 2011, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 4).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 4).

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

NOTE 4        RELATED PARTY TRANSACTIONS

For the three months September 30, 2011, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 2(B)).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 2(B)).

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 2(B)).

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Note 2 (A) and 2 (C)).

NOTE 5        GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $172,113 from inception and has a net loss since inception of $192,179. The Company also has a working capital deficiency and stockholders’ deficiency of $8,954 as of September 30, 2011.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6        SUBSEQUENT EVENT

Subsequent to September 30, 2011, the Company received $5,000 from an unrelated party. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

For the three Months Ended September 30, 2011 compared to the 3 Months Ended September 30, 2010

Results of Operations

For the period ended September 30, 2011, we had $50 in revenue compared to $350 for the period ended September 30, 2010. Operating Expenses for the three months ended September 30, 2011 totaled $29,080 resulting in a net loss of $29,055. Operating Expenses for the three months ended September 30, 2010 consisted of $22,952 in professional fees and $1,864 for General and administrative resulting of a net loss of $24,466.

Capital Resources and Liquidity

As of September 30, 2011 we had $1,412 cash on hand.

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

We currently do not have enough cash to continue operations for the next 12 months.  If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

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

Recent Accounting Pronouncements

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.   In May, 2011, the FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.  This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs.  The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted.

The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.
ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income.  In June, 2011, the FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

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

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment.  The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies.

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

Item 1A.   Risk Factors

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      (Removed and Reserved)

Item 5.     Other Information

None

Item 6.      Exhibits

(a)              Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Hunt For Travel, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNT FOR TRAVEL, INC.

Date: November 14, 2011	By:	/s/ Carolyn Hunter
Carolyn Hunter
President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director