Form 10-Q
period 2011-12-31
Hunt For Travel, Inc.
filed 2012-02-14
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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
_______________

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of February 14, 2012, there were 6,887,500 shares, par value $.0001 per share, of Common Stock issued and outstanding.

HUNT FOR TRAVEL, INC.

FORM 10-Q

December 31, 2011

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HUNT FOR TRAVEL, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2011 (UNAUDITED) AND JUNE 30, 2011.

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED).

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED).

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2011 (UNAUDITED).

PAGES	F-5 to F-10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED).

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	December 31, 2011	June 30, 2011
	(Unaudited)

Current Assets
Cash	$291	$11,182
Accounts Receivable, net of provision for uncollectible accounts of $0 and $0, respectively	513	3,619
Prepaid Expenses	1,425	4,000

Total Assets	$2,229	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$30,951	$-
Note Payable	10,830	-
Total Liabilities	41,781	-

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,887,500 and 6,887,500 shares
issued and outstanding, respectively	689	689
Additional paid-in capital	183,889	181,236
Deficit accumulated during the development stage	(224,130)	(163,124)
Total Stockholders' Equity/(Deficiency)	(39,552)	18,801

Total Liabilities and Stockholders' Equity/(Deficiency)	$2,229	$18,801

 The accompanying notes are an integral part of these condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended December 31, 2011	For the Three Months Ended December 31, 2010	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	For the period from December 15, 2009 (inception) to December 31, 2011

Revenue	$26	$-	$76	$350	$1,251

Operating Expenses
Professional fees	28,715	31,457	53,740	54,822	195,988
General and administrative	3,209	4,633	7,264	6,083	29,299
Total Operating Expenses	31,924	36,090	61,004	60,905	225,287

Loss from Operations	(31,898)	(36,090)	(60,928)	(60,555)	(224,036)

Other Expense
Interest Expense	(53)	-	(53)	-	(69)

Total Other Income / (Expense) - net	(53)	-	(53)	-	(69)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(31,951)	(36,090)	(60,981)	(60,555)	(224,105)

Provision for Income Taxes	-	-	(25)	-	(25)

NET LOSS	$(31,951)	$(36,090)	$(61,006)	$(60,555)	$(224,130)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,887,500	6,887,500	6,887,500	6,877,609

 The accompanying notes are an integral part of these condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to December 31, 2011
(Unaudited)

						Deficit accumulated during the development stage
							Total Stockholders' Equity/ (Deficiency)
					Additional paid-in capital
	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock Offering Costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock Offering Costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services	-	-	-	-	2,600	-	2,600

In kind contribution of interest	-	-	-	-	53	-	53

Net loss for the the six month period ended December 31, 2011	-	-	-	-	-	(61,006)	(61,006)

Balance, December 31, 2011	-	$-	6,887,500	$689	$183,889	$(224,130)	$(39,552)

 The accompanying notes are an integral part of these condensed unaudited financial statements.

Hunt For Travel, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31, 2011	For the Six Months Ended December 31, 2010	For the period from December 15, 2009 (inception) to December 31, 2011
Cash Flows Used in Operating Activities:
Net Loss	$(61,006)	$(60,555)	$(224,130)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services	2,600	2,600	10,600
In-kind contribution of interest	53		53
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	1,027	-
(Increase)/Decrease in prepaid expenses	2,575	-	(1,425)
Decrease/(Increase) in amounts due from customer	3,106	-	(513)
Increase in accounts payable and accrued expenses	30,951	3,249	30,951
Net Cash Used In Operating Activities	(21,721)	(53,679)	(184,064)

Cash Flows From Financing Activities:
Proceeds from a note payable	10,830	-	10,830
Proceeds from issuance of common stock, net of offering costs	-	425	173,525
Net Cash Provided by Financing Activities	10,830	425	184,355

Net Increase (Decrease) in Cash	(10,891)	(53,254)	291

Cash at Beginning of Period	11,182	143,033	-

Cash at End of Period	$291	$89,779	$291

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$16
Cash paid for taxes	$25	$-	$25

 The accompanying notes are an integral part of these condensed unaudited financial statements.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and June 30, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2011 and December 31, 2010 there were no common share equivalents outstanding.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

(E) Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company's federal income tax returns for the years ended June 30, 2010 and 2011 remain subject to examination by the Internal Revenue Service as of December 31, 2011.

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

(I) Concentration of Credit Risk

For the six months ended December 31, 2011, 100% of sales earned were from one Customer.

At December 31, 2011, 100% of accounts receivable were from one Customer.

At June 30, 2011, 100% of accounts receivable were from one Customer.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

(J) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts receivable, accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

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
AS OF DECEMBER 31, 2011
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

NOTE 2	NOTE PAYABLE

As of December 31, 2011, the Company received $10,830 from an unrelated party. Pursuant to the terms of the loan, the loan is non-interest bearing, unsecured and is due on demand. As of December 31, 2011 the Company recorded $53 as an in kind contribution of interest on the loan (See Note 3(B)).

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

During the year ended June 30, 2011, the Company issued 22,500 shares of common stock for $2,250 ($0.10/share) and paid $1,825 in offering costs.

For the period ended June 30, 2010, the Company issued 1,865,000 shares of common stock for $186,500($0.10/share) and paid $13,500 in offering costs. The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See Note 5).

(B) In-Kind Contribution of services and interest

For the six months December 31, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

For the six months December 31, 2011, an unrelated party of the Company contributed interest having a fair value of $53 (See Note 2).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 5).

(C) Stock Issued for Services

On December 15, 2009, the Company issued 4,000,000 shares of common stock to its founder having a fair value of $400 ($0.0001/share) based on a recent cash price in exchange for services provided (See Note 5).

NOTE 4	COMMITMENTS

On February 8, 2010, the Company entered into a consulting agreement with Europa Capital Investments, LLC to receive administrative and other miscellaneous consulting services. The Company is required to pay $5,000 a month. The agreement is to remain in effect unless either party desired to cancel the agreement.

HUNT FOR TRAVEL, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011
(UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS

For the six months December 31, 2011, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 3(B)).

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Note 3 (A) and 3 (C)).

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $184,064 from inception and has a net loss since inception of $224,130. The Company also has a working capital deficiency and stockholders’ deficiency of $39,552. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

●	Gaining membership in valid travel-related organizations
o	CLIA (Cruise Lines International Association, Inc.) membership ($320/yr)
●	Continue to gain travel knowledge and “be up to date” on information
o	StarService (agent-only hotel and destination service) ($250/yr)

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

For the six Months Ended December 31, 2011 compared to the 6 Months Ended December 31, 2010

Results of Operations

For the three and six months ended December 31, 2011, we had $26 and $76 in revenue respectively, compared to $0 and $350 for the three and six month period ended December 31, 2010 respectively. Operating expenses for the three and six months ended December 31, 2011 totaled $31,924 and $61,004 resulting in a net loss equal to $31,951 and $61,006 respectively. Operating expenses for the three and six months ended December 31, 2010 consisted of $36,090 and $60,905 resulting of a net loss of $36,090 and $60,555 respectively.

Capital Resources and Liquidity

As of December 31, 2011 we had $291 cash on hand.

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

●	Revenue targets

The Company is targeting  revenues of $10,000 through the remainder of the year from providing travel consulting to friends and family and charging minimal commissions while the marketing of core services is finalized.

●	Core services

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

HUNT FOR TRAVEL, INC.

Date: February 14, 2012	By:	/s/ Carolyn Hunter
Carolyn Hunter
President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director