Form 10-Q
period 2012-03-31
Praco Corp
filed 2012-05-15
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

PRACO CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	333-169802	27-1497347
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employee Identification No.)

90122 Hoey Road
Chapel Hill, NC 27517
 (Address of principal executive offices and zip codes)
 _______________

(919) 889-9461
 (Registrants telephone number, including area code)
_______________

Hunt for Travel, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 14, 2012, there were 6,897,500 shares, par value $.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FORM 10-Q

March 31, 2012

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2012 (UNAUDITED) AND JUNE 30, 2011

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011, AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2012 (UNAUDITED)

PAGES	6 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	March 31, 2012	June 30, 2011
	(Unaudited)

Current Assets
Cash	$24	$11,182
Accounts Receivable, net of provision for uncollectible accounts of $0 and $0, respectively	-	3,619
Prepaid Expenses	-	4,000
Total Assets	$24	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$10,092	$-
Total Liabilities	10,092	-

Commitments and Contingencies	-	-

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,897,500 and 6,887,500 shares
issued and outstanding, respectively	690	689
Additional paid-in capital	252,698	181,236
Less: Stock subscription receivable	(10,000)	-
Deficit accumulated during the development stage	(253,456)	(163,124)
Total Stockholders' Equity/(Deficiency)	(10,068)	18,801

Total Liabilities and Stockholders' Equity	$24	$18,801

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	For the period from December 15, 2009(inception) to
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012

Revenue	$-	$350	$76	$700	$1,251

Operating Expenses
Professional fees	22,633	28,171	76,373	82,993	218,621
General and administrative	6,539	10,780	13,803	16,863	35,838
Total Operating Expenses	29,172	38,951	90,176	99,856	254,459

Loss from Operations	(29,172)	(38,601)	(90,100)	(99,156)	(253,208)

Other Expense
Interest Expense	(179)	-	(232)	-	(248)

Total Other Income / (Expense) - net	(179)	-	(232)	-	(248)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(29,351)	(38,601)	(90,332)	(99,156)	(253,456)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(29,351)	$(38,601)	$(90,332)	$(99,156)	$(253,456)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,887,720	6,887,500	6,887,573	6,880,870

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to March 31, 2012
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional	accumulated during the		Total Stockholders'
					paid-in	development	Subscription	Equity/
	Shares	Amount	Shares	Amount	capital	stage	Receivable	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-		100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-		186,500

Stock offering costs	-	-	-	-	(13,500)			(13,500)

In kind contribution of services	-	-	-	-	2,800	-	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	-	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	-	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-		2,250

Stock offering costs	-	-	-	-	(1,825)	-		(1,825)

In kind contribution of services	-	-	-	-	5,200	-	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	-	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	-	18,801

In kind contribution of services and interest	-	-	-	-	8,953	-	-	8,953

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	-	52,510

Common stock issued for subscription receivable ($1.00/ per share)	-	-	10,000	1	9,999	-	(10,000)	-

Net loss for the the nine month period ended March 31, 2012	-	-	-	-	-	(90,332)	-	(90,332)

Balance, March 31, 2012	-	$-	6,897,500	$690	$252,698	$(253,456)	$(10,000)	$(10,068)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the period from December 15, 2009(inception) to
	March 31, 2012	March 31, 2011	March 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(90,332)	$(99,156)	$(253,456)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	8,953	3,900	16,953
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	1,077	-
(Increase)/Decrease in prepaid expenses	4,000	-	-
Decrease/(Increase) in amounts due from customer	3,619	(3,103)	-
Increase in accounts payable and accrued expenses	10,092	1,286	10,092
Net Cash Used In Operating Activities	(63,668)	(95,996)	(226,011)

Cash Flows From Financing Activities:
Proceeds from a note payable - stockholder	10,830	-	10,830
Repayment of note payable - stockholder	(10,830)	-	(10,830)
Proceeds from issuance of common stock, net of offering costs	-	425	173,525
Contribution of capital by stockholders	52,510	-	52,510
Net Cash Provided by Financing Activities	52,510	425	226,035

Net Increase (Decrease) in Cash	(11,158)	(95,571)	24

Cash at Beginning of Period	11,182	143,033	-

Cash at End of Period	$24	$47,462	$24

Supplemental disclosure of cash flow information:

Cash paid for interest	$179	$-	$195
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued in exchange for subscription receivable $10,000 See Note 3(F ).

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
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

Effective February 21, 2012, the Company filed with the State of Nevada a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Hunt for Travel, Inc. to Praco Corporation.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012 and June 30, 2011, the Company had no cash equivalents.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of March 31, 2012 and March 31, 2011 there were no common share equivalents outstanding.

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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
(UNAUDITED)

(I) Concentration of Credit Risk

For the nine months ended March 31, 2012 and 2011, 100% of sales earned were from one Customer.

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has adopted the methodologies prescribed by this ASU by the date required, and it did not have a material effect on its financial position or results of operations.

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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
(UNAUDITED)

The Company adopted the methodologies prescribed by this ASU on the date required, and the ASU did  not have a material effect on its financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has adopted ASU 2011-05and it did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 2     NOTE PAYABLE

During the nine months ended March 31, 2012, the Company received $10,830 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.  As of March 31, 2012, a stockholder paid $10,830 of the note payable on the Company's behalf, which was recorded as an in kind contribution of capital(See Note 3(E)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
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

(B) In-Kind Contribution of services and interest

For the nine months March 31, 2012, shareholders of the Company contributed services and interest having a fair value of $8,953 (See Note 5).

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

(D) Amendment to Articles of Incorporation

Effective February 21, 2012, the Company Amended its Certificate of Incorporation to change its name from Hunt for Travel, Inc. to Praco Corporation.

(E) Expenses paid on Company's behalf

During the nine months ended March 31, 2012, stockholders paid $52,510 of accounts payable and loans payable on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 5 and Note 2).

(F) Subscription Receivable

On March 29, 2012, the Company sold 10,000 shares of common stock in exchange for subscriptions receivable totaling $10,000 ($1/share). During April 2012, the Company collected $10,000.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2012
(UNAUDITED)

NOTE 4     COMMITMENTS

On February 8, 2010, the Company entered into a consulting agreement with Europa Capital Investments, LLC to receive administrative and other miscellaneous consulting services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement.  Effective March 1, 2012, the agreement was terminated but services were still provided and recorded as an in-kind contribution.

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement.

NOTE 5     RELATED PARTY TRANSACTIONS

For the nine months March 31, 2012, shareholders of the Company contributed services and interest having a fair value of $8,953 (See Note 3(B)).

During the nine months ended March 31, 2012, the principal stockholder paid $52,510 of accounts payable and loans payable on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 3(E)).

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

NOTE 6     GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $226,011 from inception and has a net loss since inception of $253,456. The Company also has a working capital deficiency and stockholders’ deficiency of $10,068.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operations

On January 10, 2012, Praco Corporation (the “Company”) entered into a binding letter of intent with Hawk Opportunity Fund, LP, a limited partnership (“Hawk”) (the “Letter of Intent”). Pursuant to the Letter of Intent, the Company and Hawk will commence the negotiation and preparation of a share exchange agreement (the “Definitive Agreement”) whereby Hawk will transfer all of its ownership interest in Praco, Inc, a Nevada corporation (“Praco”) in exchange for the value of $18,000,000 in the form of cash payment and shares of the Company’s common stock (the “Transaction”). The Letter of Intent may be terminated by either party after January 31, 2012 if a Definitive Agreement is not executed. No Definitive Agreement has been executed as of the filing of this quarterly report, and therefore the Letter of Intent can be terminated by either the Company or Hawk at any point of time in the future.

Hawk currently manages and/or owns approximately $40 million in income producing and development real estate in the Delaware Valley.  Hawk also seeks to acquire additional income producing real estate over the next 12 month period.  Hawk plans to take its income producing property with the aim of creating a Real Estate Investment Trust.

Until such Definitive Agreement is reached, the Company continues to seek to develop mutually beneficial business relationships with tour operators and other enrichment travel consultants and begin offering programs for sale to U.S. travelers. The Company plans to launch a web site to begin marketing its services online.

The Company plans to cultivate customers through a variety of methods. The Company intends to attend wedding shows, cruise shows both locally and regionally. This activity should cost about $2,000. Additionally the Company plans to seek out travel blogs to dialogue with which should cost nothing and seek paid and free advertising in the Chapel Hill Magazine, 15-501 Magazine and Our State Magazine. The Company anticipates spending no more than $5,000 for the advertising. The Company estimates that these marketing and advertising efforts can be accomplished for minimal investment possibly $7,000. The Company is planning to initiate most of the marketing efforts within the next 60 to 90 days.

Over the last 24 months, we have taken the followings steps to establish relationships and validity for the Company with the key industry organizations:

●	Gaining membership in valid travel-related organizations
o	CLIA (Cruise Lines International Association, Inc.) membership ($320/yr)
●	Gaining travel knowledge and “be up to date” on information
o	StarService (agent-only hotel and destination service) ($250/yr)
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

We provide specific services such as investigating and researching specific companies providing services and destinations that clients are interested in - or suggest alternatives.  We likewise investigate and research countries and areas where travel and service is desired.

We provide advice regarding safety, insurance, medical needs, passport and visa requirements, alternative sites and companies, better pricing, and different routing to save money. We plan to make actual travel arrangements as well as provide quotes for travel insurance and apply for visas for clients who wish to purchase these services.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

For the three Months Ended March 31, 2012 compared to the three Months Ended March 31, 2011

Results of Operations

For the three ended March 31, 2012, we had $0 in revenue and for the three months ended March 31, 2011 we had $350 in revenue respectively. Operating expenses for the three months ended March 31, 2012 totaled $29,172 and $38,951 for March 31, 2011 resulting in a net loss equal to $29,351 and $38,601 respectively.

Capital Resources and Liquidity

As of March 31, 2012 we had $24 of cash on hand.

Carolyn Hunter will be the only employee and sole officer and director initially as the company seeks to generate revenue and will not be taking a salary from the company for the foreseeable future.

On February 8, 2010, the Company entered into a consulting agreement to receive administrative and other miscellaneous services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement. On March 1, 2012 this agreement was terminated and a new agreement was entered into on April 1, 2012 with the same terms.

●	Revenue targets

The Company is targeting revenues of $20,000 through the remainder of the year from providing travel consulting services to friends and family and charging minimal commissions while the marketing of core services being finalized.

●	Core services

The Company provides specific services such as investigating and researching specific companies providing services and destinations that clients are interested in - or suggest alternatives. The Company will investigate and research countries and areas where travel and service is desired.

We currently do not have enough cash to continue operations for the next 12 months.  If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, we will need to acquire additional fund  in order to proceed with our business plan for the development and marketing of our core services. If we are not able to acquire additional fund, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting obligations, and any new rules and regulations applicable to our Company which may increase our legal and financial compliance costs.

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

The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company has adopted the methodologies prescribed by this ASU by the date required, and it did not have a material effect on its financial position or results of operations.

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

The Company adopted the methodologies prescribed by this ASU on the date required, and the ASU did  not have a material effect on its financial position or results of operations.

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

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company has adopted ASU 2011-05and it did not have a material effect on the Company’s financial position or results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that disclosures by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

The Company is not required to provide disclosures required by this Item.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

10.1*	Letter of Intent, dated January 10, 2012 between the Company and Hawk Opportunity Fund, LP.
31.1**	Certification of the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Schema
101.CAL ***	XBRL Taxonomy Calculation Linkbase
101.DEF ***	XBRL Taxonomy Definition Linkbase
101.LAB ***	XBRL Taxonomy Label Linkbase
101.PRE ***	XBRL Taxonomy Presentation Linkbase

* Incorporated herein by reference to the Company’s current report on Form 8-K filed on January 11, 2012.
** Filed herewith
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
*** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRACO CORPORATION

Date: May 15, 2012	By:	/s/ Carolyn Hunter
Carolyn Hunter
President and Chief Financial Officer (Principal executive officer and principal financial and accounting officer)