Form 10-K
period 2012-06-30
Praco Corp
filed 2012-09-28
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-169802

PRACO CORPORATION
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

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

As of September 28, 2012, the registrant had 6,902,500 shares of its common stock outstanding.

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

PART I

ITEM 1. BUSINESS.

Praco Corporation (the “Company”) was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. This segment of the travel industry is referred to as enrichment or adventure travel.  We are currently a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act and have no operations at this time.

On February 16, 2012, the board of directors and the majority shareholder of the Company approved the name change of the Company from Hunt for Travel, Inc. to Praco Corporation.

On July 3, 2012, the Company entered into an exchange agreement (the “Exchange Agreement”) with Hawk Opportunity Fund, LP, a Delaware limited partnership (“Hawk”), Philly Residential Acquisition LP, a Pennsylvania limited partnership (“Philly”), Green Homes Real Estate, LP, a Pennsylvania limited partnership (“GH”), Nidus, LP, a Delaware limited partnership (“Nidus”), and several other related parties.  Pursuant to the Exchange Agreement, the Company will issue 3,100,000 shares of its common stock, par value $0.0001 per share, to Hawk, and in connection therewith, the Company will receive 89% of the aggregate equity interest of each of Philly, GH, and Nidus.

The closing of the Exchange Agreement (the “Closing”) is still subject to certain conditions such as the completion of an audit of Philly, GH, and Nidus, and the approval of the transaction from lender, if necessary.  These conditions of Closing have not occurred and they may never be fulfilled, so the Exchange Agreement may never close.  As the Exchange Agreement has not yet closed, the Company has no interest in Philly, GH, Nidus, or any real estate at this time.

Philly, GP, and Nidus own and manage real estate around Philadelphia and the Delaware Valley.  Together these entities own approximately 225 separate properties with a current aggregate market value of approximately $15 million.  These are primarily comprised of residential rental units which provide a steady stream of income.  Hawk seeks to acquire additional income producing real estate over the next 12 month period.  Hawk plans to take its income producing property with the aim of creating a Real Estate Investment Trust.

The Exchange Agreement is scheduled to close on or before November 5, 2012.  If and when the Exchange Agreement closes, the Company will be the majority-owner and assume the operations of each of Philly, GP, and Nidus. Through these majority-owned subsidiaries, the Company will own and manage real estate around Philadelphia and the Delaware Valley. The Company no longer operates in the travel industry sector.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our stock is listed on the over the counter bulletin board under the symbol “PRAY”.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share.  The Common Stock is listed on the over the counter bulletin board under the symbol “PRAY”. As of September 28, 2012, there were 42 shareholders of record holding an aggregate of 6,902,500 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share.  As of September 28, 2012, there were no shares of preferred stock issued and outstanding.

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

Plan of Operations

The Company was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit.  The Company is now a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended, as we have no operations.   Our current intention is to close the Exchange Agreement, as described below.  If the Exchange Agreement closes, we will, through our majority-owned subsidiaries, own and manage real estate around Philadelphia and the Delaware Valley.

On July 3, 2012, the Company entered into an exchange agreement (the “Exchange Agreement”) with Hawk Opportunity Fund, LP, a Delaware limited partnership (“Hawk”), Philly Residential Acquisition LP, a Pennsylvania limited partnership (“Philly”), Green Homes Real Estate, LP, a Pennsylvania limited partnership (“GH”), Nidus, LP, a Delaware limited partnership (“Nidus”), and several other related parties.  Pursuant to the Exchange Agreement, the Company will issue 3,100,000 shares of its common stock, par value $0.0001 per share, to Hawk, and in connection therewith, the Company will receive 89% of the aggregate equity interest of each of Philly, GH, and Nidus.

The Closing is still subject to certain conditions such as the completion of an audit of Philly, GH, and Nidus, and the approval of the transaction from lender, if necessary.  These conditions of Closing have not occurred and they may never be fulfilled, so the Exchange Agreement may never close.  As the Exchange Agreement has not yet closed, the Company has no interest in Philly, GH, Nidus, or any real estate at this time.

Philly, GP, and Nidus own and manage real estate around Philadelphia and the Delaware Valley.  Together these entities own approximately 225 separate properties with a current aggregate market value of approximately $15 million.  These are primarily comprised of residential rental units which provide a steady stream of income.

The Exchange Agreement is scheduled to close on or before November 5, 2012.  If and when the Exchange Agreement closes, the Company will be the majority-owner and assume the operations of each of Philly, GP, and Nidus. Through these majority-owned subsidiaries, the Company will own and manage real estate around Philadelphia and the Delaware Valley. The Company no longer operates in the travel industry sector.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

For the Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011

Results of Operations

For the fiscal year ended June 30, 2012, we had $76 in revenue, versus and $700 in revenue for the fiscal year ended June 30, 2011, respectively.  The decrease in revenue was the result of the Company ceasing operations in the travel industry sector as a result of the Share Exchange Agreement.

Operating Expenses for the fiscal years ended year ended June 30, 2012 and 2011 were $114,331 and $128,929, respectively.   Expenses for the year ended June 30, 2012 consisted of $96,592 in professional fees and $17,739 for General and administrative expenses.  Expenses for the year ended June 30, 2011 consisted of $110,493 in professional fees and $18,436 for General and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2012 we had $1,278 cash on hand.

The Company does not anticipate generating any revenues until it closes the Exchange Agreement.  After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate.  At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

We believe that our expenses will be very limited until the Closing and that we will have enough cash to support our daily operations until that time. However, if the Share Exchange Agreement is never consummated, we may have difficulty continuing our daily operations.  Should this occur, we will attempt to combine with another entity.  If this is not possible, we may be forced to suspend or cease operations.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2012 and 2011, there were no common share equivalents outstanding.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and notes payable approximate fair value based on the short-term maturity of these instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEETS AS OF JUNE 30, 2012 AND 2011.

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2012 AND 2011, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2012.

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2012.

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2012 AND 2011, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2012.

PAGES	6 - 12	NOTES TO FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Praco Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Praco Corporation (a development stage company) (the “Company”) as of June 30, 2012 and 2011 and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the years ending June 30, 2012 and 2011 and for the period from December 15, 2009 (Inception) to June 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Praco Corporation (a development stage company) as of June 30, 2012 and 2011 and the results of its operations and its cash flows for the years ending June 30, 2012 and 2011 and for the period from December 15, 2009 (inception) to June 30, 2012  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company is in the development stage with minimal operations, used cash in operations of $252,257 from inception and has a net loss since inception of $277,971. The Company also has a working capital deficiency and stockholders’ deficiency of $22,923.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants
Boynton Beach, Florida
September 28, 2012

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	June 30, 2012	June 30, 2011

Current Assets
Cash	$1,278	$11,182
Accounts Receivable, net of provision for uncollectible accounts of $0 and $0, respectively	-	3,619
Prepaid Expenses	-	4,000
Total Assets	$1,278	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$6,701	$-
Notes Payable	17,500	-
Total Liabilities	24,201	-

Commitments and Contingencies (See Note 4)

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,897,500 and 6,887,500 shares
issued and outstanding, respectively	690	689
Additional paid-in capital	254,358	181,236
Deficit accumulated during the development stage	(277,971)	(163,124)
Total Stockholders' Equity/(Deficiency)	(22,923)	18,801

Total Liabilities and Stockholders' Equity/(Deficiency)	$1,278	$18,801

See accompanying notes to financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Year Ended	For the Year Ended	For the period from December 15, 2009(inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$76	$700	$1,251

Operating Expenses
Professional fees	96,592	110,493	238,840
General and administrative	17,739	18,436	39,774
Total Operating Expenses	114,331	128,929	278,614

Loss from Operations	(114,255)	(128,229)	(277,363)

Other Expense
Interest Expense	(592)	-	(608)

Total Other Income / (Expense) - net	(592)	-	(608)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(114,847)	(128,229)	(277,971)

Provision for Income Taxes	-	-	-

NET LOSS	$(114,847)	$(128,229)	$(277,971)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,890,048	6,880,870

See accompanying notes to financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to June 30, 2012

						Deficit
						accumulated
	Preferred Stock		Common stock		Additional	during the	Total
					paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1.00/ per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	$-	6,897,500	$690	$254,358	$(277,971)	$(22,923)

See accompanying notes to financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended	For the Year Ended	For the period from December 15, 2009(inception) to
	June 30, 2012	June 30, 2011	June 30, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(114,847)	$(128,229)	$(277,971)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	10,613	5,200	18,613
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Decrease/(Increase) in prepaid expenses	4,000	(4,000)	-
Decrease/(Increase) in accounts receivable	3,619	(2,392)	-
Increase/(Decrease) in accounts payable and accrued expenses	6,701	(2,855)	6,701
Net Cash Used In Operating Activities	(89,914)	(132,276)	(252,257)

Cash Flows From Financing Activities:
Proceeds from note payable - stockholder	28,330	-	28,330
Repayment of note payable - stockholder	(10,830)	-	(10,830)
Proceeds from issuance of common stock, net of offering costs	10,000	425	183,525
Contribution of capital by stockholders	52,510	-	52,510
Net Cash Provided by Financing Activities	80,010	425	253,535

Net Increase (Decrease) in Cash	(9,904)	(131,851)	1,278

Cash at Beginning of Period	11,182	143,033	-

Cash at End of Period	$1,278	$11,182	$1,278

Supplemental disclosure of cash flow information:

Cash paid for interest	$179	$-	$195
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:	$-	$-	$-

See accompanying notes to financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Organization

Hunt for Travel, Inc. (a development stage company) (the "Company") was incorporated in Nevada on December 15, 2009 to design and market enrichment excursions for U.S. travelers. The enrichment component of these trips can be educational, informational or experiential and is tailored to the travelers’ specific interests and tastes. Enrichment travel can also be referred to as adventure travel (See Note 7).

Effective February 21, 2012, the Company filed with the State of Nevada a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Hunt for Travel, Inc. to Praco Corporation.

Activities during the development stage include developing the business plan and raising capital.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions and the valuation of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012 and June 30, 2011, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of June 30, 2012 and June 30, 2011 there were no common share equivalents outstanding.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

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

As of June 30, 2012, the Company has a net operating loss carryforward of approximately $258,778 available to offset future taxable income through June 30, 2032.  The valuation allowance at June 30, 2012 was $99,764. The valuation allowance at June 30, 2011 was $59,651.   The net change in the valuation allowance for the year ended June 30, 2012 was an increase of $40,113. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2032. The Company’s federal income tax returns for the years ended June 30, 2009 through June 30, 2012 remain subject to examination by the Internal Revenue Service as of June 30, 2012.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	June 30, 2012	June 30, 2011

Deferred tax liability:	$-	$-
Deferred tax asset
Net Operating Loss Carryforward	99,764	59,651
Valuation allowance	(99,764)	(59,651)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

	June 30, 2012	June 30, 2011

Federal
Current	$-	$-
Deferred	-	-
	$-	$-
State and Local
Current	$-	$-
Deferred	-	-
	$-	$-

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

	June 30, 2012	June 30, 2011

Statutory rate applied to earnings before income taxes:	$(44,273)	$(49,432)
Increase (decrease) in income taxes resulting from:
State income taxes		-
Change in deferred tax asset valuation allowance	40,113	47,432
Non-deductible expenses	4,160	2,000

Income Tax Expense	$-	$-

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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

(I) Concentration of Credit Risk

For the years ended June 30, 2012 and 2011, 100% of sales earned were from one Customer.

At June 30, 2011, 100% of accounts receivable were from one Customer.

(J) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts receivable, accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(K) Recent Accounting Pronouncments

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

NOTE 2	NOTES PAYABLE

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended June 30, 2012, the Company recorded $202 as an in-kind contribution of interest (See Note 3(B)).

On June 25, 2012 the Company received $8,500 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended June 30, 2012, the Company recorded $158 as an in-kind contribution of interest (See Note 3(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

During the year ended June 30, 2012, the Company received $10,830 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.  As of June 30, 2012, a stockholder paid $10,830 of the note payable on the Company's behalf, which was recorded as a contribution of capital. Interest of $232 was also recorded as an in-kind contribution (See Note 3(B)).

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On March 29, 2012, the Company sold 10,000 shares of common stock for cash totaling $10,000 ($1/share).

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

(B) In-Kind Contribution of services and interest

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2012, shareholders of the Company contributed services having a fair value of $10,021 (See Note 5).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the year ended September 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 5).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

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

(D) Amendment to Articles of Incorporation

Effective February 21, 2012, the Company Amended its Certificate of Incorporation to change its name from Hunt for Travel, Inc. to Praco Corporation.

(E) Expenses paid on Company's behalf

During the year ended June 30, 2012, stockholders paid $52,510 of accounts payable, loans payable and accrued interest on the Company’s behalf, which was recorded as a contribution of capital (See Note 5).

NOTE 4	COMMITMENTS

On February 8, 2010, the Company entered into a consulting agreement with Europa Capital Investments, LLC to receive administrative and other miscellaneous consulting services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement.  Effective March 1, 2012, the agreement was terminated.

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

For the year ended June 30, 2012, shareholders of the Company contributed services and in-kind interest having a fair value of $10,613 (See Note 3(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2012

During the year ended June 30, 2012, the principal stockholder paid $52,510 of accounts payable, loans payable and accrued interest on the Company’s behalf, which was recorded as a contribution of capital (See Note 3(E)).

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

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $252,257 from inception and has a net loss since inception of $277,971. The Company also has a working capital deficiency and stockholders’ deficiency of $22,923.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENTS

On August 15, 2012, the Company issued 5,000 shares of common stock for $10,000 ($2/share).

On September 14, 2012 the Company received $20,000 from an unrelated party in exchange for a promissory note. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

On July 3, 2012, Praco Corporation (the “Company”) entered into an exchange agreement (the “Exchange Agreement”) with Hawk Opportunity Fund, LP, a Delaware limited partnership (“Hawk”), Philly Residential Acquisition LP, a Pennsylvania limited partnership (“Philly”), Green Homes Real Estate, LP, a Pennsylvania limited partnership (“GH”), Nidus, LP, a Delaware limited partnership (“Nidus”), R. Scott Williams (“Williams”), David S. Callan (“Callan”), Carolyn Hunter (“Hunter”), and several other related parties.

Pursuant to the Exchange Agreement, Praco will issue 3,100,000 shares of its common stock, par value $0.0001 per share (the “Praco Shares”) to Hawk, and in connection therewith, Williams and Callan, the control persons and majority owners of Hawk, will transfer to Praco the general partnership interest and 89% of the aggregate equity interest of each of Philly, GH, and Nidus.  Williams and Callan will remain limited partners and each retain a 5.5% equity interest in each of Philly, GH, and Nidus after the closing of the transaction contemplated in the Exchange Agreement (the “Closing”).  Philly, GP, and Nidus are currently solely owned and controlled by Williams and Callan.

In addition, the chief executive officer and sole director of the Company, Hunter, will receive a note for payment within one month of Closing of $25,000 from Hawk, part of which she must use to pay off all of the outstanding liabilities of Praco.  Finally, 4,750,000 of Hunter’s Praco Shares will be canceled and she will resign from her positions as chief executive officer and sole director of the Company, and appoint Williams as the sole member and chairman of the board of directors, Walker Robinson as President, and Callan as Secretary, or their successors or assigns.

The primary conditions to Closing include (1) Williams and Callan receiving all required consents and assignments with counterparties to mortgages and other agreements that Philly, GP, and Nidus are parties to, and (2) Williams and Callan obtaining audited financial statements for Philly, GP, and Nidus. The Exchange Agreement is scheduled to close on or before November 5, 2012. As of the date of these financial statements, the transaction has not closed.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President have determined and concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and age of our sole officer and director as of September 28, 2012. Our Executive officer is elected annually by our Board of Director. Our executive officer holds office until she resigns, is removed by the Board, or her successor is elected and qualified.

Name	Age	Position
Carolyn Hunter	68	President, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Carolyn Hunter, President, Chief Financial Officer, Secretary, Treasurer and Director, Age 68, Carolyn Hunter has over twenty two (22) years experience working in the travel services industry. From November 1988 to September 1991, Carolyn Hunter began her career as a travel consultant with Sanditz Travel, formerly known as All Points Travel located in Simsbury, Connecticut.  Her responsibilities included providing customers with professional and expert advice regarding the sale of  travel related products and services to customers, on behalf of suppliers, such as airlines, car rentals, cruise lines, hotels, railways, sightseeing tours and package holidays.  From January 1998 through December 1998, Ms. Hunter worked for WorldTek Travel as a corporate travel manager.  Her responsibilities in this capacity included managing and supervising the agency’s sales department.  From March 2000 to present, Ms. Hunter has worked as a travel agent on a part-time basis for Traveling of Chapel Hill, North Carolina, formerly known as Circle Travel where she is responsible for consulting potential customers with their travel plans. In December of 1994, Ms. Hunter obtained a Certified Travel Consultant degree.  Additionally, from 1961 through 1965, Ms. Hunter obtained a Bachelor of Arts degree from Baker University located in Baldwin, Kansas.

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

Board Committees

Our Board of Directors has no separate committees and our Board of Directors acts as the audit committee and the compensation committee.  We do not have an audit committee financial expert serving on our Board of Directors

ITEM 11. EXECUTIVE COMPENSATION.

The following sets forth information with respect to the compensation awarded or paid to Ms. Hunter, our President, Chief Financial Officer, Secretary, Treasurer and Director for all services rendered by her in all capacities to us in fiscal 2011 and 2012.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we pay or award to Ms. Hunter for fiscal 2011 and 2012.

Name and Principal Position	Year	Salary($)	All Other Compensation ($)	Total($)
Carolyn Hunter,	2012	$0	$0	$0
President, Chief Financial Officer, Secretary, Treasurer and Director	2011	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 28, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Carolyn Hunter	5,000,000	72.44%
90122 Hoey Road Chapel Hill, NC 27517

All Executive Officers and Directors as a group (1 person)	5,000,000	72.44%

(1) Based on 6,902,500 shares of common stock outstanding as of September 28, 2012

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest.

For the year ended June 30, 2012, shareholders of the Company contributed services having a fair value of $10,021.

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200.

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800.

Pursuant to the Exchange Agreement discussed above, upon the Closing, 4,750,000 of the shares of common stock of the Company held by Carolyn Hunter will be canceled and she will resign from her positions as chief executive officer and sole director of the Company, and appoint R. Scott Williams as the sole member and chairman of the board of directors, Walker Robinson as President, and David S. Callan as Secretary, or their successors or assigns.  In addition, within one month of Closing, Ms. Hunter will receive $25,000 from Hawk Opportunity Fund, LP, part of which she must use to pay off all of the outstanding liabilities of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal years ended June 30, 2012 and June 30, 2011, we were billed approximately $9,500 and $5,261, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2012 and June 30, 2011.

Tax Fees

For the Company’s fiscal years ended June 30, 2012 and June 30, 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $0 and $5,841, respectively, in audit related fees pertaining to the filing of a registration statement during the fiscal years ended June 30, 2012 and 2011.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of June 30, 2012 and June 30, 2011, the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, the footnotes thereto, and the report of Webb & Company, P.A., independent auditors, are filed herewith.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description

2.1	Exchange Agreement dated July 3, 2012 (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	By-Laws (2)

10.1	Hunt for Travel – Europa Agreement (4)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.
(2)  Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 7, 2010.
(3)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2012.
(4)  Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 7, 2011
*In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
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

Date: September 28, 2012

Praco Corporation

/s/ Carolyn Hunter
Name: Carolyn Hunter Position: President, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carolyn Hunter	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Director Officer and Chairman of the Board	September 28, 2012
Carolyn Hunter

EXHIBIT LIST

Exhibit Number	Description

2.1	Exchange Agreement dated July 3, 2012 (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	By-Laws (2)

10.1	Hunt for Travel – Europa Agreement (4)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

(1)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.
(2)  Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 7, 2010.
(3)  Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2012.
(4)  Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 7, 2011
*In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.