Form 10-Q
period 2012-09-30
Praco Corp
filed 2012-11-13
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 13, 2012, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FORM 10-Q

September 30, 2012

ITEM 1. FINANCIAL STATEMENTS

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND JUNE 30, 2012

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED)

PAGE	F-3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONHTS ENDED SEPTEMBER 30, 2012 AND 2011, FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2012 (UNAUDITED)

PAGES	F-5 - F-11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2012	June 30, 2012
	(Unaudited)
ASSETS

Current Assets
Cash	$12,667	$1,278
Total Assets	$12,667	$1,278

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)

Current Liabilities
Accounts Payable	$14,765	$6,701
Notes Payable	37,500	17,500
Total Liabilities	52,265	24,201

Commitments and Contingencies (See Note 4)

Stockholders' Equity/(Deficiency)
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,897,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	265,718	254,358
Deficit accumulated during the development stage	(306,006)	(277,971)
Total Stockholders' Equity/(Deficiency)	(39,598)	(22,923)

Total Liabilities and Stockholders' Equity/(Deficiency)	$12,667	$1,278

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the period from December 15, 2009 (inception) to September 30, 2012

Revenue	$-	$50	$1,251

Operating Expenses
Professional fees	24,665	25,025	263,505
General and administrative	3,309	4,080	43,083
Total Operating Expenses	27,974	29,105	306,588

Loss from Operations	(27,974)	(29,055)	(305,337)

Other Expense
Interest Expense	(61)	-	(669)

Total Other Income / (Expense) - net	(61)	-	(669)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(28,035)	(29,055)	(306,006)

Provision for Income Taxes	-	-	-

NET LOSS	$(28,035)	$(29,055)	$(306,006)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,900,027	6,887,500

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to September 30, 2012
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Deficit accumulated during the development	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1.00/ per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	-	6,897,500	690	254,358	(277,971)	(22,923)

In kind contribution of services and interest	-	-	-	-	1,360	-	1,360

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the three months ended September 30, 2012	-	-	-	-	-	(28,035)	(28,035)

Balance, September 30, 2012	-	$-	6,902,500	$690	$265,718	$(306,006)	$(39,598)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the period from December 15, 2009(inception) to September 30, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(28,035)	$(29,055)	$(306,006)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	1,360	1,300	19,974
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	-	-
(Increase)/Decrease in prepaid expenses	-	1,500	-
Decrease/(Increase) in amounts due from customer	-	3,106	-
Increase in accounts payable and accrued expenses	8,064	13,379	14,764
Net Cash Used In Operating Activities	(18,611)	(9,770)	(270,868)

Cash Flows From Financing Activities:
Proceeds from a note payable - stockholder	20,000	-	48,330
Repayment of note payable - stockholder	-	-	(10,830)
Proceeds from issuance of common stock, net of offering costs	10,000	-	193,525
Contribution of capital by stockholders	-	-	52,510
Net Cash Provided by Financing Activities	30,000	-	283,535

Net Increase (Decrease) in Cash	11,389	(9,770)	12,667

Cash at Beginning of Period	1,278	11,182	-

Cash at End of Period	$12,667	$1,412	$12,667

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$195
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012 and June 30, 2012, the Company had no cash equivalents.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of September 30, 2012 and  September 30, 2011 there were no common share equivalents outstanding.

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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

(I) Concentration of Credit Risk

For the three months ended September 30, 2011, 100% of sales earned were from one Customer.

(J) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(K) Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

(L) Recent Accounting Pronouncements

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

NOTE 2         NOTE PAYABLE

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of September 30, 2012, the Company recorded $202 as an in-kind contribution of interest (See Note 3(B)).

On June 25, 2012 the Company received $8,500 and on September 14, 2012 the Company received $20,000, from an unrelated party. Total balance due is $28,500. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of September 30, 2012, the Company recorded $219 as an in-kind contribution of interest (See Note 3(B)).

During the year ended June 30, 2012, the Company received $10,830 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.  As of June 30, 2012, a stockholder paid $10,830 of the note payable on the Company's behalf, which was recorded as an in kind contribution of capital (See Note 3(E)).   Interest of $232 was also recorded an in kind contribution (See Note 3(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 3          STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On August 15, 2012, the Company issued 5,000 shares of common stock for $10,000 ($2/share).

For the year ended June 30, 2012, the Company issued 10,000 shares of common stock for $10,000 ($1/share).

For the year ended June 30, 2011, the Company issued 22,500 shares of common stock for $2,250 ($0.10/share) and paid $1,825 in offering costs.

For the year ended June 30, 2010, the Company issued 1,865,000 shares of common stock for $186,500($0.10/share) and paid $13,500 in offering costs.  The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See Note 5).

(B) In-Kind Contribution of services and interest

For the three months ended September 30, 2012, the Company recorded $60 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest (See Note 2).

For the three months ended September 30, 2012, shareholders of the Company contributed services having a fair value of $1,300 (See Note 5).

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
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

(D) Amendment to Articles of Incorporation

Effective February 21, 2012, the Company Amended its Certificate of Incorporation to change its name from Hunt for Travel, Inc. to Praco Corporation.

(E) Expenses paid on Company's behalf

For the year ended June 30, 2012, stockholders paid $52,510 of accounts payable, loans payable and accrued interest on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 5).

NOTE 4         COMMITMENTS

On February 8, 2010, the Company entered into a consulting agreement with Europa Capital Investments, LLC to receive administrative and other miscellaneous consulting services.  The Company is required to pay $5,000 a month.  The agreement is to remain in effect unless either party desired to cancel the agreement.  Effective March 1, 2012, the agreement was terminated but services were still provided as a contribution.

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement.

NOTE 5         RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2012, shareholders of the Company contributed services having a fair value of $1,300 (See Note 3(B)).

For the year ended June 30, 2012, shareholders of the Company contributed services and in-kind interest having a fair value of $10,613 (See Note 3(B)).

During the year ended June 30, 2012, the principal stockholder paid $52,510 of accounts payable, loans payable and accrued interest on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 3(E)).

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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 6         GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $270,868 from inception and has a net loss since inception of $306,006. The Company also has a working capital deficiency and stockholders’ deficiency of $39,598.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

PART I-- FINANCIAL INFORMATION

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

The closing of the Share Exchange Agreement (the “Closing”) is still subject to certain conditions such as the completion of an audit of Philly, GH, and Nidus, and the approval of the transaction from lenders, if necessary.  These conditions of Closing have not occurred and they may never be fulfilled, so the Exchange Agreement may never close.  As the Closing has not yet occurred, the Company has no interest in Philly, GH, Nidus, or any real estate at this time.

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

For the three Months Ended September 30, 2012 compared to the three Months Ended September 30, 2011

Results of Operations

For the three ended September 30, 2012, we had $0 in revenue and for the three months ended September 30, 2011 we had $50 in revenue. Operating expenses for the three months ended September 30, 2012 totaled $27,974 and $29,105 for September 30, 2011, resulting in a net loss equal to $28,035 and $29,055, respectively.

Capital Resources and Liquidity

As of September 30, 2012 we had $12,667 cash on hand.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $39,598.  We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2012 and 2011, there were no common share equivalents outstanding.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for accounts payable and notes payable approximate fair value based on the short-term maturity of these instruments.

Recent Accounting Pronouncements

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

In July 2012, FASB issued Accounting Standards Update 2012-01, Balance Sheet – Subtopic 954-430, Health Care Entities—Deferred Revenue, requires that a continuing care retirement community recognize a deferral of revenue when a contract between a continuing care retirement community and a resident stipulates that (1) a portion of the advanced fee is refundable if the contract holder’s unit is reoccupied by a subsequent resident, (2) the refund is limited to the proceeds of reoccupancy, and (3) the legal environment and the entity’s management policy and practice support the withholding of refunds under condition (2). Questions have arisen in practice about cases where the refund depends on reoccupancy. The objective of this Update is to clarify the reporting for refundable advance fees received by continuing care retirement communities. The amendments in this update are effective for fiscal periods beginning after December 15, 2013. Early adoption is permitted. The amendments in this Update should be applied retrospectively by recording a cumulative-effect adjustment to opening retained earnings (or unrestricted net assets) as of the beginning of the earliest period presented.

In July 2012, FASB issued Accounting Standards Update 2012-02, Balance Sheet- Intangibles- Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment is an Amendment to FASB Accounting Standards Update 2011-08.  The objective of the amendments in this Update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2012, the Company sold 5,000 shares of common stock to an investor for $10,000, pursuant to a subscription agreement.  The securities were offered and sold pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

The Company is not required to provide disclosures required by this Item.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

* Filed herewith
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
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

PRACO CORPORATION

Date: November 13, 2012	By:	/s/ Carolyn Hunter
Carolyn Hunter
President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)