Form 10-Q
period 2012-12-31
Praco Corp
filed 2013-02-14
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-169802

PRACO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-1497347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of February 14, 2013, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FORM 10-Q
December 31, 2012

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2012 (UNAUDITED) AND JUNE 30, 2012

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2012 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2012 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2012 (UNAUDITED)

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	December 31, 2012	June 30, 2012
	(Unaudited)

Current Assets
Cash	$481	$1,278
Total Assets	$481	$1,278

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$25,481	$6,701
Notes Payable	37,500	17,500
Total Liabilities	62,981	24,201

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,897,500 shares
issued and outstanding, respectively	690	690
Additional paid-in capital	267,686	254,358
Deficit accumulated during the development stage	(330,876)	(277,971)
Total Stockholders' Deficiency	(62,500)	(22,923)

Total Liabilities and Stockholders' Deficiency	$481	$1,278

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from December 15, 2009 (inception) to
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012

Revenue	$-	$26	$-	$76	$1,251

Operating Expenses
Professional fees	19,464	28,715	44,129	53,740	282,969
General and administrative	4,739	3,209	8,048	7,264	47,822
Total Operating Expenses	24,203	31,924	52,177	61,004	330,791

Loss from Operations	(24,203)	(31,898)	(52,177)	(60,928)	(329,540)

Other Expense
Interest Expense	(667)	(53)	(728)	(53)	(1,336)

Total Other Income / (Expense) - net	(667)	(53)	(728)	(53)	(1,336)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(24,870)	(31,951)	(52,905)	(60,981)	(330,876)

Provision for Income Taxes	-	-	-	(25)	-

NET LOSS	$(24,870)	$(31,951)	$(52,905)	$(61,006)	$(330,876)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,902,500	6,887,500	6,901,270	6,887,500

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to December 31, 2012
(Unaudited)

						Deficit
					Additional	accumulated during the	Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1.00/ per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	-	6,897,500	690	254,358	(277,971)	(22,923)

In kind contribution of services and interest	-	-	-	-	3,328	-	3,328

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the six months ended December 31, 2012	-	-	-	-	-	(52,905)	(52,905)

Balance, December 31, 2012	-	$-	6,902,500	$690	$267,686	$(330,876)	$(62,500)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the period from December 15, 2009 (inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
Cash Flows Used in Operating Activities:
Net Loss	$(52,905)	$(61,006)	$(330,876)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	3,328	2,653	21,941
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	-	-
(Increase)/Decrease in prepaid expenses	-	2,575	-
Decrease/(Increase) in amounts due from customer	-	3,106	-
Increase in accounts payable and accrued expenses	18,780	30,951	25,481
Net Cash Used In Operating Activities	(30,797)	(21,721)	(283,054)

Cash Flows From Financing Activities:
Proceeds from a note payable - stockholder	20,000	10,830	48,330
Repayment of note payable - stockholder	-	-	(10,830)
Proceeds from issuance of common stock, net of offering costs	10,000	-	193,525
Contribution of capital by stockholders	-	-	52,510
Net Cash Provided by Financing Activities	30,000	10,830	283,535

Net Increase (Decrease) in Cash	(797)	(10,891)	481

Cash at Beginning of Period	1,278	11,182	-

Cash at End of Period	$481	$291	$481

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$195
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012 and June 30, 2012, the Company had no cash equivalents.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of December 31, 2012 and 2011 there were no common share equivalents outstanding.

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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012
(UNAUDITED)

(I) Concentration of Credit Risk

For the three and six months ended September 30, 2011, 100% of sales earned were from one Customer.

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
AS OF DECEMBER 31, 2012
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

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2012, the Company recorded $363 as an in-kind contribution of interest (See Note 3(B)).

On June 25, 2012 the Company received $8,500 and on September 14, 2012 the Company received $20,000, from an unrelated party. Total balance due is $28,500. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of December 31, 2012, the Company recorded $725 as an in-kind contribution of interest (See Note 3(B)).

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
AS OF DECEMBER 31, 2012
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

(B) In-Kind Contribution of services and interest

For the six months ended December 31, 2012, the Company recorded $728  as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest (See Note 2).

For the six months ended December 31, 2012, shareholders of the Company contributed services having a fair value of $2,600 (See Note 5).

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
AS OF DECEMBER 31, 2012
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

For the six months ended December 31, 2012, shareholders of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

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
AS OF DECEMBER 31, 2012
(UNAUDITED)

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $ 283,054 from inception and has a net loss since inception of $330,876. The Company also has a working capital deficiency and stockholders’ deficiency of $ 62,500.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENTS

On January 17, 2013 the Company received $27,578, from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

For the Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011
Results of Operations

For the six months ended December 31, 2012, we had $0 in revenue and for the six months ended December 31, 2011 we had $76 in revenue. Operating expenses for the six months ended December 31, 2012 totaled $52,177 and $61,004 for December 31, 2011, resulting in a net loss equal to $52,905 and $61,006, respectively.

Capital Resources and Liquidity

As of December 31, 2012, we had $481 cash on hand.

The Company does not anticipate generating any revenues until it closes the Exchange Agreement. After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate. At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

We believe that our expenses will be very limited until the Closing and that we will obtain enough cash to support our daily operations until that time through future financings. However, if the Share Exchange Agreement is never consummated or if we fail to obtain financing, we may have difficulty continuing our daily operations. Should this occur, we will attempt to combine with another entity. If this is not possible, we may be forced to suspend or cease operations.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $62,500. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.  If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.
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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2012 and 2011, there were no common share equivalents outstanding.

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

Subsequent Event

On January 17, 2013 the Company received $27,578, from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The Company is not required to provide disclosures required by this Item.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

PRACO CORPORATION

Date: February 14, 2013	By:	/s/ Carolyn Hunter
Carolyn Hunter
President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)