Form 10-Q
period 2013-03-31
Praco Corp
filed 2013-05-15
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 14, 2013, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION
QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.
PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2013 (UNAUDITED) AND JUNE 30, 2012

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012 and FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2013 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012 and FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2013 (UNAUDITED)

PAGES	5 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	March 31, 2013	June 30, 2012
	(Unaudited)

Current Assets
Cash	$781	$1,278
Total Assets	$781	$1,278

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$19,957	$6,701
Notes Payable	65,078	17,500
Total Liabilities	85,035	24,201

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,897,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	270,040	254,358
Deficit accumulated during the development stage	(354,984)	(277,971)
Total Stockholders' Deficiency	(84,254)	(22,923)

Total Liabilities and Stockholders' Deficiency	$781	$1,278

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from December 15, 2009 (inception) to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-	$76	$1,251

Operating Expenses
Professional fees	19,591	22,633	63,720	76,373	302,560
General and administrative	3,463	6,539	11,511	13,803	51,285
Total Operating Expenses	23,054	29,172	75,231	90,176	353,845

Loss from Operations	(23,054)	(29,172)	(75,231)	(90,100)	(352,594)

Other Expense
Interest Expense	(1,054)	(179)	(1,782)	(232)	(2,390)

Total Other Income / (Expense) - net	(1,054)	(179)	(1,782)	(232)	(2,390)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(24,108)	(29,351)	(77,013)	(90,332)	(354,984)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(24,108)	$(29,351)	$(77,013)	$(90,332)	$(354,984)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,887,720	6,901,676	6,887,573

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to March 31, 2013
(Unaudited)

						Deficit
	Preferred Stock		Common stock		Additional paid-in	accumulated during the development	Total Stockholders' Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1.00/ per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	-	6,897,500	690	254,358	(277,971)	(22,923)

In kind contribution of services and interest	-	-	-	-	5,682	-	5,682

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the nine months ended March 31, 2013	-	-	-	-	-	(77,013)	(77,013)

Balance, March 31, 2013	-	$-	6,902,500	$690	$270,040	$(354,984)	$(84,254)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the period from December 15, 2009 (inception) to
	March 31, 2013	March 31, 2012	March 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(77,013)	$(90,332)	$(354,984)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	5,681	8,953	24,295
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
(Increase)/Decrease in accounts receivable	-	-	-
(Increase)/Decrease in prepaid expenses	-	4,000	-
Decrease/(Increase) in amounts due from customer	-	3,619	-
Increase in accounts payable and accrued expenses	13,257	10,092	19,957
Net Cash Used In Operating Activities	(58,075)	(63,668)	(310,332)

Cash Flows From Financing Activities:
Proceeds from a note payable - stockholder	47,578	10,830	75,908
Repayment of note payable - stockholder	-	(10,830)	(10,830)
Proceeds from issuance of common stock, net of offering costs	10,000	-	193,525
Contribution of capital by stockholders	-	52,510	52,510
Net Cash Provided by Financing Activities	57,578	52,510	311,113

Net Increase (Decrease) in Cash	(497)	(11,158)	781

Cash at Beginning of Period	1,278	11,182	-

Cash at End of Period	$781	$24	$781

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$179	$195
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2013 and June 30, 2012, the Company had no cash equivalents.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of March 31, 2013 and 2012 there were no common share equivalents outstanding.

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
AS OF MARCH 31, 2013
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

(L) Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

NOTE 2	NOTE PAYABLE

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. As of March 31, 2013, the Company recorded $529 as an in-kind contribution of interest (See Note 3(B)).

The Company has issued three notes payable to a Company as follows: on June 25, 2012 the Company received $8,500, on September 14, 2012 the Company received $20,000, and on January 17, 2013 the Company received $27,578. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. As of March 31, 2013, the Company recorded $1,613 as an in-kind contribution of interest (See Note 3(B)).

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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

(B) In-Kind Contribution of services and interest

For the nine months ended March 31, 2013, the Company recorded $1,782 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest (See Note 2).

For the nine months ended March 31, 2013, shareholders of the Company contributed services having a fair value of $3,900 (See Note 5).

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
AS OF MARCH 31, 2013
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

For the nine months ended March 31, 2013, shareholders of the Company contributed services having a fair value of $3900 (See Note 3(B)).

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

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $ 310,332 from inception and has a net loss since inception of $354,984. The Company also has a working capital deficiency and stockholders’ deficiency of $ 84,254.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2013
(UNAUDITED)

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7             SUBSEQUENT EVENTS

On April 30, 2013 the Company received $30,000, from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.

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

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012
Results of Operations

For the three months ended March 31, 2013, we had $0 in revenue and for the three months ended March 31, 2012 we had $0 in revenue. Operating expenses for the three months ended March 31, 2013 totaled $23,054 and $29,172 for March 31, 2012, resulting in a net loss of $24,108 and $29,351, respectively.

For the Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012
Results of Operations

For the nine months ended March 31, 2013, we had $0 in revenue and for the nine months ended March 31, 2012 we had $76 in revenue. Operating expenses for the nine months ended March 31, 2013 totaled $75,231 and $90,176 for March 31, 2012, resulting in a net loss of $77,013 and $90,332, respectively.

Capital Resources and Liquidity

As of March 31, 2013, we had $781 cash on hand.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $84,254. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2013 and 2012, there were no common share equivalents outstanding.

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

Recent Accounting Pronouncements

In February 2013, FASB issued Accounting Standards Update 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This stipulates that (1) it will include the amount the entity agreed to pay for the arrangement between them and the other entities that are also obligated to the liability and (2) any additional amount the entity expects to pay on behalf of the other entities. The objective of this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements. The amendments in this update are effective for fiscal periods (and interim reporting periods within those years) beginning after December 15, 2013. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

In February 2013, FASB issued Accounting standards update 2013-02, Comprehensive Income Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This update requires an entity to provide information amount the amount reclassified out of accumulated other comprehensive income by component. The entity is also required to disclose significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting periods. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other discourses required under U.S. GAAP that provide additional detail about those amounts. The objective in this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update should be applied prospectively for reporting periods beginning after December 15, 2012. This standard is not expected to have a material impact on the Company’s reported results of operations or financial position.

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

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: May 15, 2013	By:	/s/ Carolyn Hunter
Carolyn Hunter
President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)