Form 10-K
period 2013-06-30
Praco Corp
filed 2013-10-08
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 333-169802

PRACO CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	27-1497347
State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization

90122 Hoey Road Chapel Hill, NC	27517
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (919) 889-9461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

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
Yes ☐ No ☒

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
Yes ☒ No ☐

As of October 8, 2013, the registrant had 6,902,500 shares of its common stock outstanding.

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

The closing of the Exchange Agreement (the “Closing”) is still subject to certain conditions such as the completion of an audit of Philly, GH, and Nidus, and the approval of the transaction from lenders, if necessary. These conditions of Closing have not occurred and they may never be fulfilled, so the Exchange Agreement may never close. As the Closing has not yet occurred, the Company has no interest in Philly, GH, Nidus, or any real estate at this time. Philly, GP, and Nidus own and manage real estate around Philadelphia and the Delaware Valley. Together these entities own approximately 225 separate properties with a current aggregate market value of approximately $15 million. These are primarily comprised of residential rental units, which provide a steady stream of income.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive office is located at 90122 Hoey Road Chapel Hill, North Carolina, 27517. Our telephone number is (919)-889-9461. Office space is provided by our sole officer and director, Carolyn Hunter, at no cost.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company, threatened against or affecting the Company, our common stock, or the Company’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is listed on the OTCQB under the symbol “PRAY”. There is currently no established trading market for shares of our common stock of.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. The Common Stock is listed on the over the counter bulletin board under the symbol “PRAY”. As of October 4, 2013, there were 42 shareholders of record holding an aggregate of 6,902,500 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share. As of September 27, 2013, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012

For the fiscal year ended June 30, 2013, we had $0 in revenue, versus and $76 in revenue for the fiscal year ended June 30, 2012, respectively. The decrease in revenue was the result of the Company ceasing operations in the travel industry sector in anticipation of the Share Exchange Agreement.

Operating Expenses for the fiscal years ended year ended June 30, 2013 and 2012 were $97,551 and $114,331, respectively. Expenses for the year ended June 30, 2013 consisted of $82,730 in professional fees and $14,821 for General and administrative expenses. Expenses for the year ended June 30, 2012 consisted of $96,592 in professional fees and $17,739 for General and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2013, we had $827 cash on hand.  The Company does not anticipate generating any revenues until it closes the Exchange Agreement. After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate. At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

We believe that our expenses will be very limited until the Closing, however, we must obtain additional funds in order to support our daily operations until that time. As a result, we will have to raise funds by obtaining loans from related parties or issue common stock in exchange for cash.  However, we cannot make any assurance that we will be able to receive funds. If the Share Exchange Agreement is never consummated, we may have difficulty continuing our daily operations. Should this occur, we will attempt to combine with another entity. If this is not possible, we may be forced to suspend or cease operations.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2013 and 2012, there were no common share equivalents outstanding.

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

Item 8. Financial Statements and Supplementary Data.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JUNE 30, 2013 AND 2012

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2013

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2013

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2013 AND 2012 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO JUNE 30, 2013

PAGES	F-6 - F-13	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of: Praco Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Praco Corporation (a development stage company) (the “Company”) as of June 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the years ending June 30, 2013 and 2012 and for the period from December 15, 2009 (Inception) to June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Praco Corporation (a development stage company) as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years ending June 30, 2013 and 2012 and for the period from December 15, 2009 (inception) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with minimal operations, used cash in operations of $340,286 from inception and has a net loss since inception of $378,838. The Company also has a working capital deficiency and stockholders’ deficiency of $105,274. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.
Certified Public Accountants

Boynton Beach, Florida
October 8, 2013

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Balance Sheets

	June 30, 2013	June 30, 2012
ASSETS

Current Assets
Cash	$827	$1,278
Total Assets	$827	$1,278

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$11,023	$6,701
Notes Payable	95,078	17,500
Total Liabilities	106,101	24,201

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,897,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	272,874	254,358
Deficit accumulated during the development stage	(378,838)	(277,971)
Total Stockholders' Deficiency	(105,274)	(22,923)

Total Liabilities and Stockholders' Deficiency	$827	$1,278

See accompanying notes to financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Statements of Operations

	For the Years Ended		For the period from December 15, 2009
	June 30, 2013	June 30, 2012	(inception) to June 30, 2013

Revenue	$-	$76	$1,251

Operating Expenses
Professional fees	82,730	96,592	321,570
General and administrative	14,821	17,739	54,595
Total Operating Expenses	97,551	114,331	376,165

Loss from Operations	(97,551)	(114,255)	(374,914)

Other Expense
Interest Expense	(3,316)	(592)	(3,924)

Total Other Expense	(3,316)	(592)	(3,924)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(100,867)	(114,847)	(378,838)

Provision for Income Taxes	-	-	-

NET LOSS	$(100,867)	$(114,847)	$(378,838)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,901,882	6,890,048

See accompanying notes to financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to June 30, 2013

						Deficit
					Additional	accumulated during the	Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1/per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	-	6,897,500	690	254,358	(277,971)	(22,923)

In kind contribution of services and interest	-	-	-	-	8,516	-	8,516

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the year ended June 30, 2013	-	-	-	-	-	(100,867)	(100,867)

Balance, June 30, 2013	-	$-	6,902,500	$690	$272,874	$(378,838)	$(105,274)

See accompanying notes to financial statements

Praco Corporation
(f/k/a Hunt for  Travel, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		For the period from December 15, 2009
	June 30, 2013	June 30, 2012	(inception) to June 30, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(100,867)	$(114,847)	$(378,838)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	8,516	10,613	27,129
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	4,000	-
Decrease in amounts due from customer	-	3,619	-
Increase in accounts payable and accrued expenses	4,322	6,701	11,023
Net Cash Used In Operating Activities	(88,029)	(89,914)	(340,286)

Cash Flows From Financing Activities:
Proceeds from a note payable - stockholder	77,578	28,330	105,908
Repayment of note payable - stockholder	-	(10,830)	(10,830)
Proceeds from issuance of common stock, net of offering costs	10,000	10,000	193,525
Contribution of capital by stockholders	-	52,510	52,510
Net Cash Provided by Financing Activities	87,578	80,010	341,113

Net (Decrease) Increase in Cash	(451)	(9,904)	827

Cash at Beginning of Period	1,278	11,182	-

Cash at End of Period	$827	$1,278	$827

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$179	$195
Cash paid for taxes	$-	$-	$-

See accompanying notes to financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions, valuation of deferred tax assets and valuation of in-kind contribution of services.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013 and 2012, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of June 30, 2013 and 2012 there were no common share equivalents outstanding.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

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

As of June 30, 2013, the Company has a net operating loss carryforward of approximately $351,129 available to offset future taxable income through June 30, 2033.  The valuation allowance at June 30, 2013 was $135,365. The valuation allowance at June 30, 2012 was $99,764.   The net change in the valuation allowance for the year ended June 30, 2013 was an increase of $35,601. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2033. The Company’s federal income tax returns for the years ended June 30, 2009 through June 30, 2013 remain subject to examination by the Internal Revenue Service as of June 30, 2013.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	June 30, 2013	June 30, 2012
Deferred tax liability:
Deferred tax asset	$-	$-

Net Operating Loss Carryforward	135,365	99,764
Valuation allowance	(135,365)	(99,764)
Net deferred tax asset		-
Net deferred tax liability	$-	$-

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

	June 30, 2013	June 30, 2012

Federal
Current	-	-
Deferred	-	-
	-	-

State and Local
Current	-	-
Deferred	-	-
	-	-

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

	For the Year Ended June 30, 2013	For the Year Ended June 30, 2012
Statutory rate applied to earnings before income taxes:	$(38,884)	$(44,273)
Increase (decrease) in income taxes resulting from:
State income taxes
Change in deferred tax asset valuation allowance	35,601	40,113
Non-deductible expenses	3,283	4,160

Income Tax Expense	$-	$-

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

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

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company recognizes revenue derived from travel related transactions on the net basis when the Company is not the merchant of record and the prices and services are determined by and provided by third parties.

(I) Concentration of Credit Risk

For the year ended June 30, 2012, 100% of sales earned were from one Customer.

(J) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(K) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

NOTE2	NOTE PAYABLE

On April 30, 2013 the Company received $30,000 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.  As of June 30, 2013, the Company recorded $351 as an in-kind contribution of interest (See Note 3(B)).

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

The Company has issued three notes payable to a Company as follows: on June 25, 2012 the Company received $8,500, on September 14, 2012 the Company received $20,000, and on January 17, 2013 the Company received $27,578. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. As of June 30, 2013 and 2012, the Company recorded $2,470 and $158, respectively, as an in-kind contribution of interest (See Note 3(B)).

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand. For the year ended June 30, 2013 and 2012, the Company recorded $495 and $202, respectively as an in-kind contribution of interest (See Note 3(B)).

NOTE3	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On August 15, 2012, the Company issued 5,000 shares of common stock for $10,000 ($2/share).

For the year ended June 30, 2012, the Company issued 10,000 shares of common stock for $10,000 ($1/share).

For the year ended June 30, 2011, the Company issued 22,500 shares of common stock for $2,250 ($0.10/share) and paid $1,825 in offering costs.

For the year ended June 30, 2010, the Company issued 1,865,000 shares of common stock for $186,500 ($0.10/share) and paid $13,500 in offering costs.  The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See Note 5).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

(B) In-Kind Contribution of services and interest

For the year ended June 30, 2013, the Company recorded $3,316 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2013, shareholders of the Company contributed services having a fair value of $5,200 (See Note 5).

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
AS OF JUNE 30, 2013

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement.

NOTE 5	RELATED PARTY TRANSACTIONS

For the year ended June 30, 2013, shareholders of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

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

NOTE 6     GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with minimal operations, used cash in operations of $ 340,286 from inception and has a net loss since inception of $378,838. The Company also has a working capital deficiency and stockholders’ deficiency of $105,274.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2013

NOTE 7	SUBSEQUENT EVENTS

On July 12, 2013, the Company received a note for $30,000. Pursuant to the terms of the note, the note was non-interest bearing, unsecured and was due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President have determined and concluded that, as of June 30, 2013, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our sole officer and director as of September 30, 2013. Our Executive officer is elected annually by our Board of Director. Our executive officer holds office until she resigns, is removed by the Board, or her successor is elected and qualified.

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

The following sets forth information with respect to the compensation awarded or paid to Ms. Hunter, our President, Chief Financial Officer, Secretary, Treasurer and Director for all services rendered by her in all capacities to us in fiscal 2012 and 2013.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we pay or award to Ms. Hunter for fiscal 2012 and 2013.

Name and Principal Position	Year	Salary($)	All Other Compensation ($)	Total($)
Carolyn Hunter,	2013	$0	$0	$0
President, Chief Financial Officer, Secretary, Treasurer and Director	2012	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 27, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Carolyn Hunter	5,000,000	72.44%
90122 Hoey Road Chapel Hill, NC 27517

All Executive Officers and Directors as a group (1 person)	5,000,000	72.44%

(1)	Based on 6,902,500 shares of common stock outstanding as of September 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, there have been no transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years:

For the year ended June 30, 2013, shareholders of the Company contributed services having a fair value of $5,200.

For the year ended June 30, 2012, shareholders of the Company contributed services and in-kind interest having a fair value of $10,613.

During the year ended June 30, 2012, the principal stockholder paid $52,510 of accounts payable, loans payable and accrued interest on the Company’s behalf, which was recorded as an in kind contribution of capital.

Pursuant to the Exchange Agreement discussed above in “Item 1. Business”, upon the Closing, 4,750,000 of the shares of common stock of the Company held by Carolyn Hunter will be canceled and she will resign from her positions as chief executive officer and sole director of the Company, and appoint R. Scott Williams as the sole member and chairman of the board of directors, Walker Robinson as President, and David S. Callan as Secretary, or their successors or assigns. In addition, within one month of Closing, Ms. Hunter will receive $25,000 from Hawk Opportunity Fund, LP, part of which she must use to pay off all of the outstanding liabilities of the Company.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2013 and June 30, 2012, we were billed approximately $13,400 and $9,500, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2013 and June 30, 2012.

Tax Fees

For the Company’s fiscal years ended June 30, 2013 and June 30, 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than fees discussed in Audit fees, above, for services related to our audit for the fiscal years ended June 30, 2013 and 2012.

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

Financial Statements:

The balance sheets of the Company as of June 30, 2013 and June 30, 2012, the related statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended, the footnotes thereto, and the report of Liggett, Vogt &Webb, P.A., independent auditors, are filed herewith.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description

2.1	Exchange Agreement dated July 3, 2012 (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	By-Laws (2)

10.1	Hunt for Travel – Europa Agreement (4)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.
(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 7, 2010.
(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2012.
(4) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on March 7, 2011
* In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
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

Date: October 8, 2013

Praco Corporation

/s/ Carolyn Hunter
Name: Carolyn Hunter President, Chief Financial Officer, Treasurer, Secretary, Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carolyn Hunter	President, Chief Financial Officer, Treasurer, Secretary, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 8, 2013
Carolyn Hunter