Form 10-Q
period 2013-09-30
Praco Corp
filed 2013-11-14
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 14, 2013, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION
QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 (UNAUDITED) AND JUNE 30, 2013

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2013 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONHTS ENDED SEPTEMBER 30, 2013 AND 2012 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO SEPTEMBER 30, 2013 (UNAUDITED)

PAGES	6 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2013	June 30, 2013
	Unaudited
ASSETS
Current Assets
Cash	$4,558	$827
Total Assets	$4,558	$827

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts Payable	$8,525	$11,023
Notes Payable	125,078	95,078
Total Liabilities	133,603	106,101

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	276,378	272,874
Deficit accumulated during the development stage	(406,113)	(378,838)
Total Stockholders' Deficiency	(129,045)	(105,274)

Total Liabilities and Stockholders' Deficiency	$4,558	$827

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the period from December 15, 2009 (inception) to
	September 30, 2013	September 30, 2012	September 30, 2013

Revenue	$-	$-	$1,251

Operating Expenses
Professional fees	23,025	24,665	344,595
General and administrative	2,046	3,309	56,641
Total Operating Expenses	25,071	27,974	401,236

Loss from Operations	(25,071)	(27,974)	(399,985)

Other Expense
Interest Expense	(2,204)	(61)	(6,128)

Total Other Expense	(2,204)	(61)	(6,128)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(27,275)	(28,035)	(406,113)

Provision for Income Taxes	-	-	-

NET LOSS	$(27,275)	$(28,035)	$(406,113)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,900,027

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to September 30, 2013
(Unaudited)

						Deficit
					Additional	accumulated during the	Total
	Preferred Stock		Common stock		paid-in	development	Stockholders'
	Shares	Amount	Shares	Amount	capital	stage	Equity/(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1/per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	-	6,897,500	690	254,358	(277,971)	(22,923)

In kind contribution of services and interest	-	-	-	-	8,516	-	8,516

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the year ended June 30, 2013	-	-	-	-	-	(100,867)	(100,867)

Balance, June 30, 2013	-	-	6,902,500	690	272,874	(378,838)	(105,274)

In kind contribution of services and interest	-	-	-	-	3,504	-	3,504

Net loss for the three months ended September 30, 2013	-	-	-	-	-	(27,275)	(27,275)

Balance, September 30, 2013	-	$-	6,902,500	$690	$276,378	$(406,113)	$(129,045)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the period from December 15, 2009 (inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
Cash Flows From Operating Activities:
Net Loss	$(27,275)	$(28,035)	$(406,113)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	3,504	1,360	30,633
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	(2,498)	8,064	8,525
Net Cash Used In Operating Activities	(26,269)	(18,611)	(366,555)

Cash Flows From Financing Activities:
Proceeds from notes payable	30,000	20,000	135,908
Repayment of notes payable - stockholder	-	-	(10,830)
Proceeds from issuance of common stock, net of offering costs	-	10,000	193,525
Contribution of capital by stockholders	-	-	52,510
Net Cash Provided by Financing Activities	30,000	30,000	371,113

Net Increase in Cash	3,731	11,389	4,558

Cash at Beginning of Period	827	1,278	-

Cash at End of Period	$4,558	$12,667	$4,558

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$195
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO  CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions, valuation of deferred tax assets and valuation of in-kind contribution of services and interests.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013 and June 30, 2013, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of September 30, 2013 and 2012 there were no common share equivalents outstanding.

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

(G) Revenue Recognition

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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC, did not, or are not believed by management, to have a material impact on the Company’s present or future financial statements.

NOTE 2         NOTES PAYABLE

The Company received $30,000 on April 30, 2013 and $30,000 on July 12, 2013 from an unrelated party. Total balance due is $60,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the three months ended September 30, 2013, the Company recorded $1,000 as an in-kind contribution of interest (See Note 3(B)).

The Company has issued three notes payable to a Company as follows: on June 25, 2012 the Company received $8,500, on September 14, 2012 the Company received $20,000, and on January 17, 2013 the Company received $27,578. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the three months ended September 30, 2013, the Company recorded $1,033 as an in-kind contribution of interest (See Note 3(B)).

During the year ended June 30, 2012, the Company received $10,830 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.  As of June 30, 2012, a stockholder paid $10,830 of the note payable on the Company's behalf, which was recorded as an in kind contribution of capital (See Note 3(E)).   Interest of $232 was also recorded as an in kind contribution (See Note 3(B)).

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the three months ended September 30, 2013, the Company recorded $171 as an in-kind contribution of interest (See Note 3(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
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

(B) In-Kind Contribution of services and interest

For the three months ended September 30, 2013, the Company recorded $2,204 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2013, the Company recorded $3,316 as an in kind contribution of interest.

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest.

For the three months ended September 30, 2013, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

For the year ended June 30, 2013, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

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
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

NOTE 5         RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2013, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 3(B)).

For the year ended June 30, 2013, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

For the year ended June 30, 2012, shareholders of the Company contributed services and in-kind interest having a fair value of $10,613 (See Note 3(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013
(UNAUDITED)

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

NOTE 6          GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $ 366,555 from inception and has a net loss since inception of $406,113. The Company also has a working capital deficiency and stockholders’ deficiency of $129,045. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7         SUBSEQUENT EVENT

On October 9, 2013, the Company received a note for $25,000. Pursuant to the term of the note, the note is non-interest bearing, unsecured and is due on demand.

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

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Results of Operations

For the three months ended September 30, 2013 and September 30, 2012, we had $0 in revenue.

Operating expenses for the three months ended September 30, 2013 and September 30, 2012 were $25,071 and $27,974, resulting in a net loss of $27,275 and $28,035, respectively.

Capital Resources and Liquidity

As of September 30, 2013, we had $4,558 cash on hand.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $129,045. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2013 and 2012, there were no common share equivalents outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase
* Filed herewith
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: November 14, 2013	By:	/s/ Carolyn Hunter
Carolyn Hunter
President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)