Form 10-Q
period 2013-12-31
Praco Corp
filed 2014-02-12
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of February 12, 2014, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION
QUARTERLY REPORT ON FORM 10-Q

December 31, 2013

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2013 (UNAUDITED) AND JUNE 30, 2013

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY)FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2013 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONHTS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO DECEMBER 31, 2013 (UNAUDITED)

PAGES	6 - 11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
	December 31, 2013	June 30, 2013
	Unaudited
ASSETS

Current Assets
Cash	$6,270	$827
Total Assets	$6,270	$827

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$16,695	$11,023
Notes Payable	150,078	95,078
Total Liabilities	166,773	106,101

Commitments and Contingencies (See Note 4)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares
issued and outstanding, respectively	690	690
Additional paid-in capital	280,321	272,874
Deficit accumulated during the development stage	(441,514)	(378,838)
Total Stockholders' Deficiency	(160,503)	(105,274)

Total Liabilities and Stockholders' Deficiency	$6,270	$827

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		For the period from December 15, 2009 (inception) to
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013

Revenue	$-	$-	$-	$-	$1,251

Operating Expenses
Professional fees	23,823	19,464	46,848	44,129	368,418
General and administrative	8,935	4,739	10,981	8,048	65,576
Total Operating Expenses	32,758	24,203	57,829	52,177	433,994

Loss from Operations	(32,758)	(24,203)	(57,829)	(52,177)	(432,743)

Other Expense
Interest Expense	(2,643)	(667)	(4,847)	(728)	(8,771)

Total Other Expense	(2,643)	(667)	(4,847)	(728)	(8,771)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,401)	(24,870)	(62,676)	(52,905)	(441,514)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(35,401)	$(24,870)	$(62,676)	$(52,905)	$(441,514)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,902,500	6,902,500	6,902,500	6,901,270

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity /(Deficiency)
For the period from December 15, 2009 (Inception) to December 31, 2013
(Unaudited)

					Additional	Deficit accumulated	Stockholders'
	Preferred Stock		Common stock		paid-in	during the	Equity/
	Shares	Amount	Shares	Amount	capital	stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1/per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	-	6,897,500	690	254,358	(277,971)	(22,923)

In kind contribution of services and interest	-	-	-	-	8,516	-	8,516

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the year ended June 30, 2013	-	-	-	-	-	(100,867)	(100,867)

Balance, June 30, 2013	-	-	6,902,500	690	272,874	(378,838)	(105,274)

In kind contribution of services and interest	-	-	-	-	7,447	-	7,447

Net loss for the six months ended December 31, 2013	-	-	-	-	-	(62,676)	(62,676)

Balance, December 31, 2013	-	$-	6,902,500	$690	$280,321	$(441,514)	$(160,503)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the period from December 15, 2009 (inception) to
	December 31, 2013	December 31, 2012	December 31, 2013
Cash Flows From Operating Activities:
Net Loss	$(62,676)	$(52,905)	$(441,514)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	7,447	3,328	34,576
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Increase in accounts payable	5,672	18,780	16,695
Net Cash Used In Operating Activities	(49,557)	(30,797)	(389,843)

Cash Flows From Financing Activities:
Proceeds from notes payable	55,000	20,000	160,908
Repayment of notes payable - stockholder	-	-	(10,830)
Proceeds from issuance of common stock, net of offering costs	-	10,000	193,525
Contribution of capital by stockholders	-	-	52,510
Net Cash Provided by Financing Activities	55,000	30,000	396,113

Net (Decrease) Increase in Cash	5,443	(797)	6,270

Cash at Beginning of Period	827	1,278	-

Cash at End of Period	$6,270	$481	$6,270

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$195
Cash paid for taxes	$120	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
(UNAUDITED)

(C) Cash and Cash Equivalents
The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013 and June 30, 2013, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of December 31, 2013 and 2012 there were no common share equivalents outstanding.

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
AS OF DECEMBER 31, 2013
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

NOTE 2     NOTES PAYABLE

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013 and $25,000 on October 9, 2013 from an unrelated party. Total balance due is $85,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the six months ended December 31, 2013, the Company recorded $2,418 as an in-kind contribution of interest (See Note 3(B)).

The Company has issued three notes payable to a Company as follows: on June 25, 2012 the Company received $8,500, on September 14, 2012 the Company received $20,000, and on January 17, 2013 the Company received $27,578. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the six months ended December 31, 2013, the Company recorded $2,085 as an in-kind contribution of interest (See Note 3(B)).

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

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the six months ended December 31, 2013, the Company recorded $344 as an in-kind contribution of interest (See Note 3(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013
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

(B) In-Kind Contribution of services and interest

For the six months ended December 31, 2013, the Company recorded $4,847 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2013, the Company recorded $3,316 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest (See Note 2).

For the six months ended December 31, 2013, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

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
AS OF DECEMBER 31, 2013
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

NOTE 5     RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2013, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 3(B)).

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
AS OF DECEMBER 31, 2013
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

NOTE 6     GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $389,843 from inception and has a net loss since inception of $441,514. The Company also has a working capital deficiency and stockholders’ deficiency of $160,503. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7     SUBSEQUENT EVENTS

On January 9, 2014, the Company received a note for $25,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

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

Overview

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

For the Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

Results of Operations

For the six months ended December 31, 2013 and December 31, 2012, we had $0 in revenue.

Operating expenses for the six months ended December 31, 2013 and December 31, 2012 were $57,829 and $52,177, resulting in a net loss of $62,676 and $52,905, respectively.

Capital Resources and Liquidity

As of December 31, 2013, we had $6,270 cash on hand.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $160,503. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2013 and 2012, there were no common share equivalents outstanding.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that disclosures by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

a)	Exhibits

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith
+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: February 12, 2014	By:	/s/ Carolyn Hunter
Carolyn Hunter
President and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)