Form 10-Q
period 2014-03-31
Praco Corp
filed 2014-05-12
CIK 1498122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 12, 2014, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION
QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2014 (UNAUDITED) AND JUNE 30, 2013

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2014 (UNAUDITED)

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2014 (UNAUDITED)

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONHTS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD FROM DECEMBER 15, 2009 (INCEPTION) TO MARCH 31, 2014 (UNAUDITED)

PAGES	8 - 13	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2014	June 30, 2013
	Unaudited

Current Assets
Cash	$1,898	$827
Note Receivable - Related Party	3,915	-
Total Assets	$5,813	$827

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable	$12,312	$11,023
Notes Payable	175,078	95,078
Total Liabilities	187,390	106,101

Commitments and Contingencies (See Note 5)

Stockholders' Deficiency
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	284,823	272,874
Deficit accumulated during the development stage	(467,090)	(378,838)
Total Stockholders' Deficiency	(181,577)	(105,274)

Total Liabilities and Stockholders' Deficiency	$5,813	$827

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		For the period from December 15, 2009 (inception) to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014

Revenue	$-	$-	$-	$-	$1,251

Operating Expenses
Professional fees	19,353	19,591	66,201	63,720	387,771
General and administrative	3,021	3,463	14,002	11,511	68,597
Total Operating Expenses	22,374	23,054	80,203	75,231	456,368

Loss from Operations	(22,374)	(23,054)	(80,203)	(75,231)	(455,117)

Other Expense
Interest Expense	(3,202)	(1,054)	(8,049)	(1,782)	(11,973)

Total Other Expense	(3,202)	(1,054)	(8,049)	(1,782)	(11,973)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(25,576)	(24,108)	(88,252)	(77,013)	(467,090)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(25,576)	$(24,108)	$(88,252)	$(77,013)	$(467,090)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,902,500	6,902,500	6,901,676

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity/(Deficiency)
For the period from December 15, 2009 (Inception) to March 31, 2014
(Unaudited)

					Additional	Deficit accumulated during the	Total Stockholders'
	Preferred Stock		Common stock		paid-in	development	Equity/
	Shares	Amount	Shares	Amount	capital	Stage	(Deficiency)

Balance December 15, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued for services to founder ($0.0001 per share)	-	-	4,000,000	400	-	-	400

Common stock issued for cash to founder ($0.0001 per share)			1,000,000	100	-	-	100

Common stock issued for cash ($0.10/ per share)	-	-	1,865,000	187	186,313	-	186,500

Stock offering costs	-	-	-	-	(13,500)		(13,500)

In kind contribution of services	-	-	-	-	2,800	-	2,800

Net loss for the period December 15, 2009 (inception) to June 30, 2010	-	-	-	-	-	(34,895)	(34,895)

Balance, June 30, 2010	-	-	6,865,000	687	175,613	(34,895)	141,405

Common stock issued for cash ($0.10/ per share)	-	-	22,500	2	2,248	-	2,250

Stock offering costs	-	-	-	-	(1,825)	-	(1,825)

In kind contribution of services	-	-	-	-	5,200	-	5,200

Net loss for the year ended June 30, 2011	-	-	-	-	-	(128,229)	(128,229)

Balance, June 30, 2011	-	-	6,887,500	689	181,236	(163,124)	18,801

In kind contribution of services and interest	-	-	-	-	10,613	-	10,613

Payment of accounts payable, debt and interest by shareholders on Company's behalf	-	-	-	-	52,510	-	52,510

Common stock issued for cash ($1/per share)	-	-	10,000	1	9,999	-	10,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(114,847)	(114,847)

Balance, June 30, 2012	-	-	6,897,500	690	254,358	(277,971)	(22,923)

In kind contribution of services and interest	-	-	-	-	8,516	-	8,516

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the year ended June 30, 2013	-	-	-	-	-	(100,867)	(100,867)

Balance, June 30, 2013	-	-	6,902,500	690	272,874	(378,838)	(105,274)

In kind contribution of services and interest	-	-	-	-	11,949	-	11,949

Net loss for the nine months ended March 31, 2014	-	-	-	-	-	(88,252)	(88,252)

Balance, March 31, 2014	-	$-	6,902,500	$690	$284,823	$(467,090)	$(181,577)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
(f/k/a Hunt for Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the period from December 15, 2009 (inception) to
	March 31, 2014	March 31, 2013	March 31, 2014

Cash Flows From Operating Activities:
Net Loss	$(88,252)	$(77,013)	$(467,090)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	11,949	5,681	39,078
Shares issued to founder for services	-	-	400
Changes in operating assets and liabilities:
Increase in accounts payable	1,289	13,257	12,312
Net Cash Used in Operating Activities	(75,014)	(58,075)	(415,300)

Cash Flows From Investing Activities:
Note receivable - related party	(3,915)	-	(3,915)
Net Cash Used in Investing Activities	(3,915)	-	(3,915)

Cash Flows From Financing Activities:
Proceeds from notes payable	80,000	47,578	185,908
Repayment of notes payable - stockholder	-	-	(10,830)
Proceeds from issuance of common stock, net of offering costs	-	10,000	193,525
Contribution of capital by stockholders	-	-	52,510
Net Cash Provided by Financing Activities	80,000	57,578	421,113

Net Increase (Decrease) in Cash	1,071	(497)	1,898

Cash at Beginning of Period	827	1,278	-

Cash at End of Period	$1,898	$781	$1,898

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$195
Cash paid for taxes	$-	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
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

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2014 and June 30, 2013, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.”  As of March 31, 2014 and 2013 there were no common share equivalents outstanding.

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
AS OF MARCH 31, 2014
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

NOTE 2     NOTE RECEIVABLE – RELATED PARTY

On February 6, 2014, the Company entered into a note receivable with a related party in the amount of $3,915. The note is non-interest bearing, unsecured and is due on demand (See Note 6).

NOTE 3     NOTES PAYABLE

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013 and $25,000 on January 9, 2014 from an unrelated party. Total balance due is $110,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2014, the Company recorded $4,373 as an in-kind contribution of interest (See Note 4(B)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from an unrelated party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2014, the Company recorded $3,155 as an in-kind contribution of interest (See Note 4(B)).

During the year ended June 30, 2012, the Company received $10,830 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.  As of June 30, 2012, a stockholder paid $10,830 of the note payable on the Company's behalf, which was recorded as an in kind contribution of capital (See Note 4(E)).   Interest of $232 was also recorded an in kind contribution (See Note 4(B)).

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2014, the Company recorded $521 as an in-kind contribution of interest (See Note 4(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

NOTE 4     STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On August 15, 2012, the Company issued 5,000 shares of common stock for $10,000 ($2/share).

For the year ended June 30, 2012, the Company issued 10,000 shares of common stock for $10,000 ($1/share).

For the year ended June 30, 2011, the Company issued 22,500 shares of common stock for $2,250 ($0.10/share) and paid $1,825 in offering costs.

For the year ended June 30, 2010, the Company issued 1,865,000 shares of common stock for $186,500 ($0.10/share) and paid $13,500 in offering costs.  The Company also issued 1,000,000 shares of common stock to its founder for $100 ($0.0001 per share) (See Note 6).

(B) In-Kind Contribution of services and interest

For the nine months ended March 31, 2014, the Company recorded $8,049 as an in kind contribution of interest (See Note 3).

For the year ended June 30, 2013, the Company recorded $3,316 as an in kind contribution of interest (See Note 3).

For the year ended June 30, 2012, the Company recorded $592 as an in kind contribution of interest (See Note 3).

For the nine months ended March 31, 2014, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 6).

For the year ended June 30, 2013, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the year ended June 30, 2012, shareholders of the Company contributed services having a fair value of $10,021 (See Note 6).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 6).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 6).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

(C) Stock Issued for Services

On December 15, 2009, the Company issued 4,000,000 shares of common stock to its founder having a fair value of $400 ($0.0001/share) based on a recent cash price in exchange for services provided (See Note 6).

(D) Amendment to Articles of Incorporation

Effective February 21, 2012, the Company Amended its Certificate of Incorporation to change its name from Hunt for Travel, Inc. to Praco Corporation.

(E) Expenses paid on Company's behalf

For the year ended June 30, 2012, stockholders paid $52,510 of accounts payable, loans payable and accrued interest on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 6).

NOTE 5     COMMITMENTS

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

NOTE 6     RELATED PARTY TRANSACTIONS

On February 6, 2014, the Company entered into a note receivable with a related party in the amount of $3,915. The note is non-interest bearing, unsecured and is due on demand (See Note 2).

For the nine months ended March 31, 2014, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 4(B)).

PRACO CORPORATION
(F/K/A HUNT FOR TRAVEL, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014
(UNAUDITED)

For the year ended June 30, 2013, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

For the year ended June 30, 2012, shareholders of the Company contributed services and in-kind interest having a fair value of $10,613 (See Note 4(B)).

During the year ended June 30, 2012, the principal stockholder paid $52,510 of accounts payable, loans payable and accrued interest on the Company’s behalf, which was recorded as an in kind contribution of capital (See Note 4(E)).

For the year ended June 30, 2011, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 4(B)).

For the year ended June 30, 2010, a shareholder of the Company contributed services having a fair value of $2,800 (See Note 4(B)).

On December 19, 2009, the Company issued 5,000,000 shares of common stock to its founder having a fair value of $500 ($0.0001/share) in exchange for services and cash (See Notes 4(A) and 4(C)).

NOTE 7     GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company is in the development stage with minimal operations, used cash in operations of $415,300 from inception and has a net loss since inception of $467,090. The Company also has a working capital deficiency and stockholders’ deficiency of $181,577. This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8     SUBSEQUENT EVENTS

On April 10, 2014, the Company received a note for $25,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

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

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Results of Operations

For the three months ended March 31, 2014 and March 31, 2013, we had $0 in revenue. Operating expenses for the three months ended March 31, 2014 and March 31, 2013 totaled $22,374 and $23,054, resulting in a net loss of $25,576 and $24,108, respectively.

For the Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Results of Operations

For the nine months ended March 31, 2014 and March 31, 2013, we had $0 in revenue. Operating expenses for the nine months ended March 31, 2014 and March 31, 2013 totaled $80,203 and $75,231, resulting in a net loss of $88,252 and $77,013, respectively.

Capital Resources and Liquidity

As of March 31, 2014, we had $1,898 cash on hand.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $181,577. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2014 and 2013, there were no common share equivalents outstanding.

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

PRACO CORPORATION

Date: May 12, 2014	By:	/s/ Carolyn Hunter
Carolyn Hunter
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)