Form 10-K
period 2014-06-30
Praco Corp
filed 2014-09-29
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________to ___________

Commission file number 333-169802

PRACO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1497347
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

90122 Hoey Road Chapel Hill, NC	27517
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (919) 889-9461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2013: N/A

As of September 29, 2014, the registrant had 6,902,500 shares of its common stock outstanding.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. The Common Stock is listed on the over the counter bulletin board under the symbol “PRAY”. As of September 29, 2014, there were 42 shareholders of record holding an aggregate of 6,902,500 shares of common stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share. As of September 29, 2014, there were no shares of preferred stock issued and outstanding.

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

Results of Operations

For the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

We had $0 in revenue for the fiscal year ended June 30, 2014 as well as the fiscal year ended June 30, 2013.

Operating Expenses for the fiscal years June 30, 2014 and 2013 were $105,434 and $97,551, respectively. Expenses for the year ended June 30, 2014 consisted of $84,000 in professional fees and $21,434 for general and administrative expenses. Expenses for the year ended June 30, 2013 consisted of $82,730 in professional fees and $14,821 for general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2014, we had $3,746 cash on hand.  The Company does not anticipate generating any revenues until it closes the Exchange Agreement. After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate. At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2014 and 2013, there were no common share equivalents outstanding.

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

Item 8. Financial Statements and Supplementary Data.

PRACO CORPORATION

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JUNE 30, 2014 AND 2013

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

PAGES	F-6 - F-11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Praco Corporation

We have audited the accompanying balance sheets of Praco Corporation (the “Company”) as of June 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ending June 30, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Praco Corporation as of June 30, 2014 and 2013 and the results of its operations and its cash flows for the years ending June 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has minimal operations, used cash in operations of $102,081 and has a net loss for the year of $117,147. The Company also has a working capital deficit and stockholders’ deficit of $205,508 as of June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

September 29, 2014

Praco Corporation

Balance Sheets

ASSETS
	June 30, 2014	June 30, 2013
Current Assets
Cash	$3,746	$827
Total Assets	$3,746	$827

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$9,176	$11,023
Notes Payable	9,000	9,000
Notes Payable - Related Party	191,078	86,078
Total Liabilities	209,254	106,101

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	289,787	272,874
Accumulated deficit	(495,985)	(378,838)
Total Stockholders' Deficit	(205,508)	(105,274)
Total Liabilities and Stockholders' Deficit	$3,746	$827

See accompanying notes to financial statements

Praco Corporation

Statements of Operations

	For the Years Ended
	June 30, 2014	June 30, 2013

Revenue	$-	$-

Operating Expenses
Professional fees	84,000	82,730
General and administrative	21,434	14,821
Total Operating Expenses	105,434	97,551

Loss from Operations	(105,434)	(97,551)

Other Expense
Interest Expense	(11,713)	(3,316)

Total Other Expense	(11,713)	(3,316)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(117,147)	(100,867)

Provision for Income Taxes	-	-

NET LOSS	$(117,147)	$(100,867)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,901,882

See accompanying notes to financial statements

Praco Corporation

Statement of Changes in Stockholders' Deficit

For the Years Ended June 30, 2014 and 2013

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, June 30, 2012	-	$-	6,897,500	$690	$254,358	$(277,971)	$(22,923)

In kind contribution of services and interest	-	-	-	-	8,516	-	8,516

Common stock issued for cash ($2/per share)	-	-	5,000	-	10,000	-	10,000

Net loss for the year ended June 30, 2013	-	-	-	-	-	(100,867)	(100,867)

Balance, June 30, 2013	-	-	6,902,500	690	272,874	(378,838)	(105,274)

In kind contribution of services and interest	-	-	-	-	16,913	-	16,913

Net loss for the year ended June 30, 2014	-	-	-	-	-	(117,147)	(117,147)

Balance, June 30, 2014	-	$-	6,902,500	$690	$289,787	$(495,985)	$(205,508)

See accompanying notes to financial statements

Praco Corporation

Statements of Cash Flows

	For the Years Ended
	June 30, 2014	June 30, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(117,147)	$(100,867)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	16,913	8,516
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(1,847)	4,322
Net Cash Used In Operating Activities	(102,081)	(88,029)

Cash Flows From Financing Activities:
Proceeds from note payable - related party	105,000	77,578
Proceeds from issuance of common stock, net of offering costs	-	10,000
Net Cash Provided by Financing Activities	105,000	87,578

Net Increase (Decrease) in Cash	2,919	(451)

Cash at Beginning of Period	827	1,278

Cash at End of Period	$3,746	$827

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Praco Corporation (the "Company") was incorporated in Nevada on December 15, 2009 to design and market enrichment excursions for U.S. travelers. The enrichment component of these trips can be educational, informational or experiential and is tailored to the travelers’ specific interests and tastes. Enrichment travel can also be referred to as adventure travel.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions, valuation of deferred tax assets and valuation of in kind contribution of services of interests.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and 2013, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 30, 2014 and 2013 there were no common share equivalents outstanding.

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

As of June 30, 2014, the Company has a net operating loss carryforward of approximately $447,448 available to offset future taxable income through June 30, 2034.  The valuation allowance at June 30, 2014 was $172,496. The valuation allowance at June 30, 2013 was $135,365.   The net change in the valuation allowance for the year ended June 30, 2014 was an increase of $37,131. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034. The Company’s federal income tax returns for the years ended June 30, 2009 through June 30, 2014 remain subject to examination by the Internal Revenue Service as of June 30, 2014.

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	June 30, 2014	June 30, 2013

Deferred tax liability:	-	$-

Deferred tax asset
Net Operating Loss Carryforward	172,496	135,365
Valuation allowance	(172,496)	(135,365)
Net deferred tax asset	-	-
Net deferred tax liability	-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

	For the Year	For the Year
	Ended June 30,	Ended June 30,
	2014	2013
Statutory rate applied to earnings before income taxes:	$(43,655)	$(38,884)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	37,131	35,601
Non-deductible expenses	6,524	3,283
Income Tax Expense	$-	$-

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

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

(I) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended June 30, 2014.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

NOTE 2 NOTES PAYABLE

(A) Notes Payable – Related Party

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014 and $25,000 on April 11, 2014 from a related party. Total balance due is $135,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 5).  For the year ended June 30, 2014, the Company recorded $6,768 as an in-kind contribution of interest (See Note 3(B)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 5).  For the year ended June 30, 2014, the Company recorded $4,244 as an in-kind contribution of interest (See Note 3(B)).

(B) Notes Payable

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended June 30, 2014, the Company recorded $701 as an in-kind contribution of interest (See Note 3(B)).

NOTE 3 STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On August 15, 2012, the Company issued 5,000 shares of common stock for $10,000 ($2/share).

(B) In-Kind Contribution of services and interest

For the year ended June 30, 2014, the Company recorded $11,713 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2014, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

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

NOTE 5 RELATED PARTY TRANSACTIONS

For the year ended June 30, 2014, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

For the year ended June 30, 2013, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(B)).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014 and $25,000 on April 11, 2014 from a related party. Total balance due is $135,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 2(A)).  For the year ended June 30, 2014, the Company recorded $6,768 as an in-kind contribution of interest (See Note 3(B)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 2(A)).  For the year ended June 30, 2014, the Company recorded $4,244 as an in-kind contribution of interest (See Note 3(B)).

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2014

NOTE 6 GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, used cash in operations of $102,081 and has a net loss of $117,147 for the year ended June 30, 2014. The Company also has a working capital deficit and stockholders’ deficit of $205,508 as of June 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7 SUBSEQUENT EVENT

On July 10, 2014, the Company entered into a note payable for $25,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our President have determined and concluded that, as of June 30, 2014, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our sole officer and director as of September 29, 2014. Our Executive officer is elected annually by our Board of Director. Our executive officer holds office until she resigns, is removed by the Board, or her successor is elected and qualified.

Name	Age	Position
Carolyn Hunter	69	President, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Carolyn Hunter has over twenty three (23) years of experience working in the travel services industry. From November 1988 to September 1991, Carolyn Hunter began her career as a travel consultant with Sanditz Travel, formerly known as All Points Travel located in Simsbury, Connecticut. Her responsibilities included providing customers with professional and expert advice regarding the sale of travel related products and services to customers, on behalf of suppliers, such as airlines, car rentals, cruise lines, hotels, railways, sightseeing tours and package holidays. From January 1998 through December 1998, Ms. Hunter worked for WorldTek Travel as a corporate travel manager. Her responsibilities in this capacity included managing and supervising the agency’s sales department. From March 2000 to present, Ms. Hunter has worked as a travel agent on a part-time basis for Traveling of Chapel Hill, North Carolina, formerly known as Circle Travel where she is responsible for consulting potential customers with their travel plans. In December of 1994, Ms. Hunter obtained a Certified Travel Consultant degree. Additionally, from 1961 through 1965, Ms. Hunter obtained a Bachelor of Arts degree from Baker University located in Baldwin, Kansas.

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

The following sets forth information with respect to the compensation awarded or paid to Ms. Hunter, our President, Chief Financial Officer, Secretary, Treasurer and Director for all services rendered by her in all capacities to us in fiscal 2014 and 2013.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we pay or award to Ms. Hunter for fiscal 2014 and 2013.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Carolyn Hunter,	2014	$0	$0	$0
President, Chief Financial Officer, Secretary, Treasurer and Director	2013	$0	$0	$0

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 29, 2014 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Carolyn Hunter	5,000,000	72.44%
90122 Hoey Road Chapel Hill, NC 27517

All Executive Officers and Directors as a group (1 person)	5,000,000	72.44%

(1)	Based on 6,902,500 shares of common stock outstanding as of September 29, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, there have been no transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years:

For the year ended June 30, 2014, shareholders of the Company contributed services having a fair value of $5,200.

For the year ended June 30, 2013, shareholders of the Company contributed services having a fair value of $5,200.

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014 and $25,000 on April 11, 2014 from related party. Total balance due is $135,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the year ended June 30, 2014, the Company recorded $6,768 as an in-kind contribution of interest.

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the year ended June 30, 2014, the Company recorded $4,244 as an in-kind contribution of interest.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2014 and June 30, 2013, we were billed approximately $12,520 and $13,400, respectively, for professional services rendered for the audit and reviews of our financial statements by Liggett, Vogt &Webb, P.A.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2014 and June 30, 2013.

Tax Fees

For the Company’s fiscal years ended June 30, 2014 and June 30, 2013, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than fees discussed in Audit fees, above, for services related to our audit for the fiscal years ended June 30, 2014 and 2013.

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

Financial Statements:

The balance sheets of the Company as of June 30, 2014 and June 30, 2013, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, the footnotes thereto, and the report of Liggett, Vogt &Webb, P.A., independent auditors, are filed herewith.

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

Date: September 29, 2014

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

Signature	Title	Date

/s/ Carolyn Hunter	President, Chief Financial Officer, Treasurer, Secretary,	September 29, 2014
Carolyn Hunter	and Director (Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

