Form 10-Q
period 2014-09-30
Praco Corp
filed 2014-11-12
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 12, 2014, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

PRACO CORPORATION

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2014 (UNAUDITED) AND JUNE 30, 2014

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
Condensed Balance Sheets

	September 30, 2014	June 30, 2014
	Unaudited
ASSETS
Current Assets
Cash	$5,823	$3,746
Total Assets	$5,823	$3,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$16,672	$9,176
Notes Payable	9,000	9,000
Notes Payable - Related Party	216,078	191,078
Total Liabilities	241,750	209,254

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	294,880	289,787
Accumulated deficit	(531,497)	(495,985)
Total Stockholders' Deficit	(235,927)	(205,508)

Total Liabilities and Stockholders' Deficit	$5,823	$3,746

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2014	September 30, 2013

Revenue	$-	$-

Operating Expenses
Professional fees	27,104	23,025
General and administrative	4,615	2,046
Total Operating Expenses	31,719	25,071

Loss from Operations	(31,719)	(25,071)

Other Expense
Interest Expense	(3,793)	(2,204)

Total Other Expense	(3,793)	(2,204)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(35,512)	(27,275)

Provision for Income Taxes	-	-

NET LOSS	$(35,512)	$(27,275)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statement of Changes in Stocholder's Deficit

For the Three Months Ended September 30, 2014

(Unaudited)

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, June 30, 2014	-	$-	6,902,500	$690	$289,787	$(495,985)	$(205,508)

In kind contribution of services and interest	-	-	-	-	5,093	-	5,093

Net loss for the three months ended September 30, 2014	-	-	-	-	-	(35,512)	(35,512)

Balance, September 30, 2014	-	$-	6,902,500	$690	$294,880	$(531,497)	$(235,927)

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statements of Cash Flows

Unaudited

	For the Three Months Ended
	September 30, 2014	September 30, 2013

Cash Flows Used in Operating Activities:
Net Loss	$(35,512)	$(27,275)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	5,093	3,504
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	7,496	(2,498)
Net Cash Used In Operating Activities	(22,923)	(26,269)

Cash Flows From Financing Activities:
Proceeds from notes payable - related party	25,000	30,000
Net Cash Provided by Financing Activities	25,000	30,000

Net Increase in Cash	2,077	3,731

Cash at Beginning of Period	3,746	827

Cash at End of Period	$5,823	$4,558

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions, valuation of deferred tax assets and valuation of in-kind contribution of service and interest.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and June 30, 2014, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2014 and 2013 there were no common share equivalents outstanding.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable, notes payable and notes payable – related party, approximate fair value due to the relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

(UNAUDITED)

NOTE 2	NOTE PAYABLE

(A) Notes Payable – Related Party

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from a related party. Total balance due is $160,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 5). For the three months ended September 30, 2014, the Company recorded $2,502 as an in-kind contribution of interest (See Note 3(A)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 5). For the three months ended September 30, 2014, the Company recorded $1,108 as an in-kind contribution of interest (See Note 3(A)).

(B) Notes Payable

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the three months ended September 30, 2014, the Company recorded $183 as an in-kind contribution of interest (See Note 3(A)).

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution of services and interest

For the three months ended September 30, 2014, the Company recorded $3,793 as an in kind contribution of interest (See Note 2).

For the three months ended September 30, 2014, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014

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

For the three months ended September 30, 2014, shareholders of the Company contributed services having a fair value of $1,300 (See Note 3(A)).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from a related party. Total balance due is $160,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 2). For the three months ended September 30, 2014, the Company recorded $2,502 as an in-kind contribution of interest (See Note 3(A)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand (See Note 2). For the three months ended September 30, 2014, the Company recorded $1,108 as an in-kind contribution of interest (See Note 3(A)).

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $22,923 and has a net loss of $35,512 for the three months ended September 30, 2014. The Company also has a working capital deficit and stockholders’ deficit of $235,927 as of September 30, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

The Company was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. The Company is now a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended, as we have no operations. Our current intention is to close the Exchange Agreement, as defined and described below. If the Exchange Agreement closes, we will, through our majority-owned subsidiaries, own and manage real estate around Philadelphia and the Delaware Valley.

On July 3, 2012, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”) with Hawk Opportunity Fund, LP, a Delaware limited partnership (“Hawk”), Philly Residential Acquisition LP, a Pennsylvania limited partnership (“Philly”), Green Homes Real Estate, LP, a Pennsylvania limited partnership (“GH”), Nidus, LP, a Delaware limited partnership (“Nidus”), and several other related parties. Pursuant to the Exchange Agreement, the Company will issue 3,100,000 shares of its common stock, par value $0.0001 per share, to Hawk, and in connection therewith, the Company will receive 89% of the aggregate equity interest of each of Philly, GH, and Nidus.

The closing of the Exchange Agreement (the “Closing”) is still subject to certain conditions such as the completion of an audit of Philly, GH, and Nidus, and the approval of the transaction from a lender, if necessary. These conditions of Closing have not occurred and they may never be fulfilled, so the Closing may never occur. As the Closing has not yet occurred, the Company has no interest in Philly, GH, Nidus, or any real estate at this time.

Philly, GP, and Nidus own and manage real estate around Philadelphia and the Delaware Valley. Together these entities own approximately 225 separate properties with a current aggregate market value of approximately $15 million. These are primarily comprised of residential rental units which provide a steady stream of income.

If and when the Closing occurs, the Company will be the majority-owner and assume the operations of each of Philly, GP, and Nidus. Through these majority-owned subsidiaries, the Company will own and manage real estate around Philadelphia and the Delaware Valley. The Company no longer operates in the travel industry sector.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Results of Operations

For the three months ended September 30, 2014 and September 30, 2013, we had $0 in revenue. Operating expenses for the three months ended September 30, 2014 and September 30, 2013 totaled $31,719 and $25,071, resulting in a net loss of $35,512 and $27,275, respectively.

Capital Resources and Liquidity

As of September 30, 2014, we had $5,823 cash on hand.

The Company does not anticipate generating any revenues until the Closing. After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate. At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

We believe that our expenses will be very limited until the Closing and that we will obtain enough cash to support our daily operations until that time through future financings. However, if the Exchange Agreement is never consummated or if we fail to obtain financing, we may have difficulty continuing our daily operations. Should this occur, we will attempt to combine with another entity. If this is not possible, we may be forced to suspend or cease operations.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $235,927. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of September 30, 2014 and 2013, there were no common share equivalents outstanding.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: November 12, 2014	By:	/s/ Carolyn Hunter
Carolyn Hunter President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

