Form 10-Q
period 2014-12-31
Praco Corp
filed 2015-02-17
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of February 17, 2015, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

December 31, 2014

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

PRACO CORPORATION

CONTENTS

PAGE	4	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2014 (UNAUDITED) AND JUNE 30, 2014

PAGE	5	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013 (UNAUDITED)

PAGE	6	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY/(DEFICIENCY) FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 (UNAUDITED)

PAGE	7	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013 (UNAUDITED)

PAGES	8 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation

Condensed Balance Sheets

ASSETS

	December 31, 2014	June 30, 2014
	Unaudited

Current Assets
Cash	$43	$3,746
Total Assets	$43	$3,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$6,387	$9,176
Notes Payable	245,800	200,078
Total Liabilities	252,187	209,254

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	300,967	289,787
Accumulated deficit	(553,801)	(495,985)
Total Stockholders' Deficit	(252,144)	(205,508)

Total Liabilities and Stockholders' Deficit	$43	$3,746

See accompanying notes to condensed financial statements

Praco Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013

Operating Expenses
Professional fees	$14,249	$23,823	41,353	46,848
General and administrative	3,268	8,935	7,883	10,981
Total Operating Expenses	17,517	32,758	49,236	57,829

Loss from Operations	(17,517)	(32,758)	(49,236)	(57,829)

Other Expense
Interest Expense	(4,787)	(2,643)	(8,580)	(4,847)

Total Other Expense	(4,787)	(2,643)	(8,580)	(4,847)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(22,304)	(35,401)	(57,816)	(62,676)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(22,304)	$(35,401)	$(57,816)	$(62,676)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,902,500	6,902,500	6,902,500

See accompanying notes to condensed financial statements

Praco Corporation

Condensed Statement of Changes in Stockholder's Deficiency

For the Six Months Ended December 31, 2014

(Unaudited)

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, June 30, 2014	-	$-	6,902,500	$690	$289,787	$(495,985)	$(205,508)

In kind contribution of services and interest	-	-	-	-	11,180	-	11,180

Net loss for the six months ended December 31, 2014	-	-	-	-	-	(57,816)	(57,816)

Balance, December 31, 2014	-	$-	6,902,500	$690	$300,967	$(553,801)	$(252,144)

See accompanying notes to condensed financial statements

Praco Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31, 2014	December 31, 2013
Cash Flows Used in Operating Activities:
Net Loss	$(57,816)	$(62,676)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	11,180	7,447
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(2,789)	5,672
Net Cash Used In Operating Activities	(49,425)	(49,557)

Cash Flows From Financing Activities:
Proceeds from a note payable	45,722	55,000
Net Cash Provided by Financing Activities	45,722	55,000

Net Increase (Decrease) in Cash	(3,703)	5,443

Cash at Beginning of Period	3,746	827

Cash at End of Period	$43	$6,270

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$120

See accompanying notes to condensed financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and June 30, 2014, the Company had no cash equivalents.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2014 and 2013 there were no common share equivalents outstanding.

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

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

(I) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2	NOTE PAYABLE

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014from an unrelated party. Total balance due is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the six months ended December 31, 2014, the Company recorded $5,906 as an in-kind contribution of interest (See Note 3(A)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from an unrelated party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the six months ended December 31, 2014, the Company recorded $2,236 as an in-kind contribution of interest (See Note 3(A)).

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the six months ended December 31, 2014, the Company recorded $369 as an in-kind contribution of interest (See Note 3(A)).

On November 13, 2014, an unrelated party paid operating expenses on behalf of the Company totaling $20,722 in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $69 in imputed interest as in-kind contributions for the six months ended December 31, 2014.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution of services and interest

For the six months ended December 31, 2014, the Company recorded $8,580 as an in kind contribution of interest (See Note 2).

For the six months ended December 31, 2014, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

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

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement. During the quarter ended December 31, 2014, the Company is utilizing the consulting services on an as needed basis.

NOTE 5	RELATED PARTY TRANSACTIONS

For the six months ended December 31, 2014, shareholders of the Company contributed services having a fair value of $2,600 (See Note 3(A)).

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $49,425 and has a net loss of $57,816 for the six months ended December 31, 2014. The Company also has a working capital deficit and stockholders’ deficit of $252,144 as of December 31, 2014. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 3, 2012, the Company entered into an Equity Exchange Agreement (the “Exchange Agreement”) with Hawk Opportunity Fund, LP, a Delaware limited partnership (“Hawk”), Philly Residential Acquisition LP, a Pennsylvania limited partnership (“Philly”), Green Homes Real Estate, LP, a Pennsylvania limited partnership (“GH”), Nidus, LP, a Delaware limited partnership (“Nidus”), and several other related parties. In the years since the Exchange Agreement was signed, the assets of Nidus have been sold and Nidus will no longer be a part of the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, the Company will issue 3,100,000 shares of its common stock, par value $0.0001 per share, to Hawk, and in connection therewith, the Company will receive 89% of the aggregate equity interest of each of Philly and GH.

The closing of the Exchange Agreement (the “Closing”) is still subject to certain conditions such as the completion of an audit of Philly and GH, and the approval of the transaction from a lender, if necessary. These conditions of Closing have not occurred and they may never be fulfilled, so the Closing may never occur. As the Closing has not yet occurred, the Company has no interest in Philly and GH or any real estate at this time.

Philly and GP own and manage real estate around Philadelphia and the Delaware Valley. Together these entities own approximately 225 separate properties with a current aggregate market value of approximately $15 million. These are primarily comprised of residential rental units which provide a steady stream of income.

If and when the Closing occurs, the Company will be the majority-owner and assume the operations of each of Philly and GP. Although in the years since the Exchange Agreement was signed, the assets of Nidus have been sold and Nidus will no longer be a part of the transactions contemplated by the Exchange Agreement, Philly and GP have acquired more rental properties. Due to these acquisitions, the total number of rental properties the Company will be the majority-owner and assume the operations of will still be approximately 225 separate properties. Through these majority-owned subsidiaries, the Company will own and manage real estate around Philadelphia and the Delaware Valley. The Company no longer operates in the travel industry sector.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Results of Operations

For the three months ended December 31, 2014 and December 31, 2013, we had $0 in revenue. Operating expenses for the three months ended December 31, 2014 and December 31, 2013 totaled $17,517 and $32,758, resulting in a net loss of $22,304 and $35,401, respectively.

For the Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

For the six months ended December 31, 2014 and December 31, 2013, we had $0 in revenue. Operating expenses for the six months ended December 31, 2014 and December 31, 2013 totaled $49,236 and $57,829, resulting in a net loss of $57,816 and $62,676, respectively.

Capital Resources and Liquidity

As of December 31, 2014, we had $43 cash on hand.

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

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $252,144. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of December 31, 2014 and 2013, there were no common share equivalents outstanding.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended September 30, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

a)	Exhibits

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: February 17, 2015	By:	/s/ Carolyn Hunter
Carolyn Hunter President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

