Form 10-Q
period 2015-03-31
Praco Corp
filed 2015-05-21
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

(919) 889-9461

(Registrants telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 19, 2015, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

Item 1. Financial Statements

PRACO CORPORATION

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2015 (UNAUDITED) AND JUNE 30, 2014

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

PAGES	6 - 10	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
Condensed Balance Sheets

	March 31, 2015	June 30, 2014
	Unaudited
ASSETS

Current Assets
Cash	$7,093	$3,746
Total Assets	$7,093	$3,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$13,337	$9,176
Notes payable -- Related Party	253,800	191,078
Notes Payable	9,000	9,000
Total Liabilities	276,137	209,254

Commitments and Contingencies (See Note 4)

Stockholders' Deficit

Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	307,089	289,787
Accumulated deficit	(576,823)	(495,985)
Total Stockholders' Deficit	(269,044)	(205,508)

Total Liabilities and Stockholders' Deficit	$7,093	$3,746

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Statements of Operations

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Operating Expenses
Professional fees	$15,280	$19,353	56,633	66,201
General and administrative	2,920	3,021	10,803	14,002
Total Operating Expenses	18,200	22,374	67,436	80,203

Loss from Operations	(18,200)	(22,374)	(67,436)	(80,203)

Other Expense
Interest Expense	(4,822)	(3,202)	(13,402)	(8,049)

Total Other Expense	(4,822)	(3,202)	(13,402)	(8,049)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(23,022)	(25,576)	(80,838)	(88,252)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(23,022)	$(25,576)	$(80,838)	$(88,252)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the period - Basic and Diluted	6,902,500	6,902,500	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

Praco Corporation
Condensed Statement of Changes in Stockholder's Deficit
For the Nine Months Ended March 31, 2015
(Unaudited)

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, June 30, 2014	-	$-	6,902,500	$690	$289,787	$(495,985)	$(205,508)

In kind contribution of services and interest	-	-	-	-	17,302	-	17,302

Net loss for the nine months ended March 31, 2015	-	-	-	-	-	(80,838)	(80,838)

Balance, March 31, 2015	-	$-	6,902,500	$690	$307,089	$(576,823)	$(269,044)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31, 2015	March 31, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(80,838)	$(88,252)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	17,302	11,949
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	4,161	1,289
Net Cash Used In Operating Activities	(59,375)	(75,014)

Cash Flows From Investing Activities:
Note receivable - related party	-	(3,915)
Net Cash Used in Investing Activities	-	(3,915)

Cash Flows From Financing Activities:
Proceeds from a note payable, related party	62,722	80,000
Net Cash Provided by Financing Activities	62,722	80,000

Net Increase in Cash	3,347	1,071

Cash at Beginning of Period	3,746	827

Cash at End of Period	$7,093	$1,898

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2015

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

Hunt for Travel, Inc. (the “Company”) was incorporated in Nevada on December 15, 2009 to design and market enrichment excursions for U.S. travelers. The enrichment component of these trips can be educational, informational or experiential and is tailored to the travelers’ specific interests and tastes. Enrichment travel can also be referred to as adventure travel.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and June 30, 2014, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2015 and 2014 there were no common share equivalents outstanding.

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

(I) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the nine months ended March 31, 2015.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2	NOTE PAYABLE

(A)	Notes Payable – Related Party

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2015, the Company recorded $85 as an in-kind contribution of interest (See Note 5).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722 and $10,000 on March 17, 2015 in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $423 in imputed interest as in-kind contributions for the nine months ended March 31, 2015 (See Note 5).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from a related party. Total balance due is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2015, the Company recorded $8,952 as an in-kind contribution of interest (See Note 5).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2015, the Company recorded $3,383 as an in-kind contribution of interest (See Note 5).

(B)	Note Payable

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is  non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2015, the Company recorded $559 as an in-kind contribution of interest (See Note 3(A)).

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution of services and interest

For the nine months ended March 31, 2015, the Company recorded $13,402 as an in kind contribution of interest (See Note 2).

For the nine months ended March 31, 2015, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

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

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement. During the quarter ended March 31, 2015, the Company is utilizing the consulting services on as needed basis.

NOTE 5	RELATED PARTY TRANSACTIONS

For the nine months ended March 31, 2015, shareholders of the Company contributed services having a fair value of $3,900 (See Note 3(A)).

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2015, the Company recorded $85 as an in-kind contribution of interest (See Note 2(A)).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722 and $10,000 on March 17, 2015 in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $423 in imputed interest as in-kind contributions for the nine months ended March 31, 2015 (See Note 2(A)).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from a related party. Total balance due is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2015, the Company recorded $8,952 as an in-kind contribution of interest (See Note 2(A)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2015, the Company recorded $3,383 as an in-kind contribution of interest (See Note 2(A)).

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $59,375 and has a net loss of $80,838 for the nine months ended March 31, 2015. The Company also has a working capital deficit and stockholders’ deficit of $269,044 as of March 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Overview

The Company was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. The Company is now a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended, as we have no operations. The Company no longer operates in the travel industry sector. Our current intention is to close the Exchange Agreement, as defined and described below. If the Exchange Agreement closes, we will, through our majority-owned subsidiaries, own and manage real estate around Philadelphia and the Delaware Valley.

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

If and when the Closing occurs, the Company will be the majority-owner and assume the operations of each of Philly and GP. Although in the years since the Exchange Agreement was signed, the assets of Nidus have been sold and Nidus will no longer be a part of the transactions contemplated by the Exchange Agreement, Philly and GP have acquired more rental properties. Due to these acquisitions, the total number of rental properties the Company will be the majority-owner and assume the operations of will still be approximately 225 separate properties (as it was when the Exchange Agreement was signed in 2012 and Nidus’ properties were included as part of the property count). Through these majority-owned subsidiaries, the Company will own and manage real estate around Philadelphia and the Delaware Valley.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Results of Operations

For the three months ended March 31, 2015 and March 31, 2014, we had $0 in revenue. Operating expenses for the three months ended March 31, 2015 and March 31, 2014 totaled $18,200 and $22,374, resulting in a net loss of $23,022 and $25,576, respectively.

For the Nine Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

For the nine months ended March 31, 2015 and March 31, 2014, we had $0 in revenue. Operating expenses for the nine months ended March 31, 2015 and March 31, 2014, totaled $67,436 and $80,203, resulting in a net loss of $80,838 and $88,252, respectively.

Capital Resources and Liquidity

As of March 31, 2015, we had $7,093 cash on hand.

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

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to make some activities more time consuming and costly.

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan, in particular effecting the Closing. The Company has a working capital deficiency and stockholders’ deficiency of $269,044. We anticipate that we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern. If we are unable to find an investor or strategic partner or buyer, we will either have to suspend or cease our expansion plans entirely.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of March 31, 2015 and 2014, there were no common share equivalents outstanding.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the nine months ended March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Changes in Control of Registrant.

On May 19, 2015, Carolyn Hunter and R. Scott Williams entered into a Stock Purchase Agreement pursuant to which Ms. Hunter will sell to Mr. Williams all 5,000,000 of the shares of the Company’s common stock she previously owned. Mr. Williams will pay for the shares by giving Ms. Hunter a Note on or before May 23, 2015 in the amount of $25,000 with a maturity date of November 30, 2015 in which the principal plus interest at an annual rate of 8% shall be payable. Once the Stock Purchase Agreement closes, Mr. Williams will own 72.44% of the Company’s shares of common stock outstanding.

There are no arrangements known to Mr. Williams or the Company the operation of which may at a subsequent date result in a change of control of the Company.

The description of the Stock Purchase Agreement is qualified in its entirety by reference to the actual agreement, a copy of which is filed as an exhibit to this Form 10-Q.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 19, 2015, Carolyn Hunter, the Company’s sole officer and sole director, in accordance with the by-laws of the Company, increased the number of members on the Company’s Board of Directors (the “Board”) to four members and named three new members to the Board. Ms. Hunter named R. Scott Williams, David Callan, and Alan Cohen as new members of the Board, all of whom have accepted their appointments.

Subsequently, on May 19, Ms. Hunter submitted a letter of resignation to the Board in which she resigned, effective immediately, as an officer and a member of the Board. Ms. Hunter did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

On May 19, the Board accepted Ms. Hunter’s resignation and appointed Mr. Robert Craig to replace Ms. Hunter as a member of the Board. The Board appointed Mr. Williams as the Company’s sole officer. That is, Mr. Williams will serve as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary. Mr. Craig accepted his appointment to the Board and Mr. William accepted his appointment as the Company’s sole officer.

Mr. Williams, 63, has, since August 2001, been a partner in Penntex Petroleum and Nestex Energy which are oil and gas production companies with oil and gas wells located outside of Austin, Texas. Mr. Williams and his partner formed Penntex Petroleum in September 2001 to acquire oil and gas production in Lee and Burleson Counties, Texas. Subsequently, they acquired additional acreage in the same field and formed Nestex Energy to drill additional wells in 2007. Since 2005, Mr. Williams has been a partner and portfolio manager of Hawk, a distressed public and private debt and equity fund. The fund currently has over $35,000,000 in assets under management. In addition, Mr. Williams has been a member of the board of directors of Next Fuel, Inc. (OTCQB: NXFI) since February 2013. Mr. Williams holds a B.A. from the University of Oklahoma in Political Science with a minor in economics.

Family Relationships

There are no family relationships between and among Messrs. Williams, Callan, Cohen, and Craig.

Committees

There are currently no Board committees.

Arrangements or Understandings

There are no arrangements or understandings between and among Messrs. Williams, Callan, Cohen, and Craig, and any other person pursuant to which Messrs. Williams, Callan, Cohen, and Craig were appointed as members of the Board.

Related Party Transactions

There are no related party transactions with regard to Messrs. Cohen and Craig reportable under Item 404(a) of Regulation S-K.

With regard to Messrs. Williams and Callan, they share voting and investment control over Hawk, Philly, and GH, the entities party to the Exchange Agreement more fully discussed under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, on the following dates, the Company received the following amounts from or had expenses paid on their behalf by entities over which Messrs. Williams and Callan share control:

1)	The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the nine months ended March 31, 2015, the Company recorded $3,383 as an in-kind contribution of interest.

2)	The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014. Total balance due is $160,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the nine months ended March 31, 2015, the Company recorded $8,952 as an in-kind contribution of interest.

3)	On November 13, 2014, operating expenses were paid on behalf of the Company totaling $20,722 and $10,000 on March 17, 2015 in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $423 in imputed interest as in-kind contributions for the nine months ended March 31, 2015.

4)	On January 29, 2015, the Company received $7,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2015, the Company recorded $85 as an in-kind contribution of interest.

Material Plans, Contracts, or Arrangements

There are no material plans, contracts, or arrangements to which Messrs. Callan, Cohen, and Craig are parties that was entered into or materially amended in connection with their appointment as members of the Board.

With regard to Mr. Williams, please see the disclosure under the header “Changes in Control of Registrant” under this Item 5. Other Information.

Material Compensatory Plans, Contracts, or Arrangements

There are no material compensatory plans, contracts, or arrangements to which Messrs. Williams, Callan, Cohen, and Craig are parties that was entered into or materially amended in connection with Mr. Williams’s appointment as the Company’s sole officer or the appointment of Messrs. Williams, Callan, Cohen, and Craig as members of the Board.

Item 6. Exhibits.

a)	Exhibits

10.1*	Stock Purchase Agreement between Carolyn Hunter and R. Scott Williams, dated as of May 19, 2015.
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: May 20, 2015	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

