Form 10-K
period 2015-06-30
Praco Corp
filed 2015-10-14
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, December 31, 2014: N/A

As of October 9, 2015, the registrant had 6,902,500 shares of its common stock outstanding.

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

On May 19, 2015, Carolyn Hunter and R. Scott Williams entered into a Stock Purchase Agreement pursuant to which Ms. Hunter sold to Mr. Williams all 5,000,000 of the shares of the Company’s common stock she previously owned. Mr. Williams paid for the shares by giving Ms. Hunter a Note on May 23, 2015 in the amount of $25,000 with a maturity date of November 30, 2015 in which the principal plus interest at an annual rate of 8% shall be payable. With the closing of the Stock Purchase Agreement, Mr. Williams now owns 78.96% of the Company’s shares of common stock outstanding.

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

Subsequently, on May 19, 2015, Ms. Hunter submitted a letter of resignation to the Board in which she resigned, effective immediately, as an officer and a member of the Board. Ms. Hunter did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

On May 19, 2015, the Board accepted Ms. Hunter’s resignation and appointed Mr. Robert Craig to replace Ms. Hunter as a member of the Board. The Board appointed Mr. Williams as the Company’s sole officer. That is, Mr. Williams now serves as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary. Mr. Craig accepted his appointment to the Board and Mr. William accepted his appointment as the Company’s sole officer.

Messrs. Williams and Callan share voting and investment control over Hawk, Philly, and GH, the entities party to the Exchange Agreement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our stock is listed on the OTC Pink Current Information marketplace under the symbol “PRAY”. There is currently no established public trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger such as the Closing. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. As of October 9, 2015, there were 4 shareholders of record. Because 420,000 shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is larger than the number of shareholders of record.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share. As of October 9, 2015, there were no shares of preferred stock issued and outstanding.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board will have the discretion to declare and pay dividends in the future.

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

On July 3, 2012, the Company entered into the Exchange Agreement with Hawk, Philly, GH, Nidus, and several other related parties. In the years since the Exchange Agreement was signed, the assets of Nidus have been sold and Nidus will no longer be a part of the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, the Company will issue 3,100,000 shares of its common stock, par value $0.0001 per share, to Hawk, and in connection therewith, the Company will receive 89% of the aggregate equity interest of each of Philly and GH.

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

On May 19, 2015, Carolyn Hunter and R. Scott Williams entered into a Stock Purchase Agreement pursuant to which Ms. Hunter sold to Mr. Williams all 5,000,000 of the shares of the Company’s common stock she previously owned. Mr. Williams paid for the shares by giving Ms. Hunter a Note on May 23, 2015 in the amount of $25,000 with a maturity date of November 30, 2015 in which the principal plus interest at an annual rate of 8% shall be payable. With the closing of the Stock Purchase Agreement, Mr. Williams now owns 78.96% of the Company’s shares of common stock outstanding.

On May 19, 2015, Carolyn Hunter, the Company’s sole officer and sole director, in accordance with the by-laws of the Company, increased the number of members on the Board to four members and named three new members to the Board. Ms. Hunter named R. Scott Williams, David Callan, and Alan Cohen as new members of the Board, all of whom have accepted their appointments.

Subsequently, on May 19, 2015, Ms. Hunter submitted a letter of resignation to the Board in which she resigned, effective immediately, as an officer and a member of the Board. Ms. Hunter did not resign as the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies), or practices.

On May 19, 2015, the Board accepted Ms. Hunter’s resignation and appointed Mr. Robert Craig to replace Ms. Hunter as a member of the Board. The Board appointed Mr. Williams as the Company’s sole officer. That is, Mr. Williams now serves as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary. Mr. Craig accepted his appointment to the Board and Mr. William accepted his appointment as the Company’s sole officer.

Messrs. Williams and Callan share voting and investment control over Hawk, Philly, and GH, the entities party to the Exchange Agreement.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Results of Operations

For the Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

We had $0 in revenue for the fiscal year ended June 30, 2015 as well as the fiscal year ended June 30, 2014.

Operating Expenses for the fiscal years June 30, 2015 and 2014 were $81,353 and $105,434, respectively. Expenses for the year ended June 30, 2015 consisted of $67,573 in professional fees and $13,780 for general and administrative expenses. Expenses for the year ended June 30, 2014 consisted of $84,000 in professional fees and $21,434 for general and administrative expenses.

Capital Resources and Liquidity

As of June 30, 2015, we had $953 cash on hand.  The Company does not anticipate generating any revenues until it closes the Exchange Agreement. After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate. At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

We believe that our expenses will be very limited until the Closing, however, we must obtain additional funds in order to support our daily operations until that time. As a result, we will have to raise funds by obtaining loans from related parties or issue common stock in exchange for cash.  However, we cannot make any assurance that we will be able to receive funds. If the Closing never occurs, we may have difficulty continuing our daily operations. Should this occur, we will attempt to combine with another entity. If this is not possible, we may be forced to suspend or cease operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and June 30, 2014, the Company had no cash equivalents.

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB Accounting Standards Codification Topic 260, “Earnings Per Share.” As of June 30, 2015 and 2014, there were no common share equivalents outstanding.

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

Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments, including accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

In April 2015, FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for year ended June 30, 2015.

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

PRACO CORPORATION

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEETS AS OF JUNE 30, 2015 AND 2014

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

PAGE	F-5	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

PAGES	F-6 - F-13	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Praco Corporation

We have audited the accompanying balance sheets of Praco Corporation (the “Company”) as of June 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ending June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Praco Corporation as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years ending June 30, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has minimal operations, used cash in operations of $70,015 and has a net loss for the year of $100,003. The Company also has a working capital deficit and stockholders’ deficit of $281,661 as of June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

October 13, 2015

Praco Corporation

Balance Sheets

	June 30, 2015	June 30, 2014
ASSETS
Current Assets
Cash	$953	$3,746
Total Assets	$953	$3,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$15,314	$9,176
Notes Payable - Related Party	258,300	191,078
Note Payable	9,000	9,000
Total Liabilities	282,614	209,254

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	313,637	289,787
Accumulated deficit	(595,988)	(495,985)
Total Stockholders' Deficit	(281,661)	(205,508)

Total Liabilities and Stockholders' Deficit	$953	$3,746

See accompanying notes to financial statements

Praco Corporation

Statements of Operations

	For the Years Ended
	June 30, 2015	June 30, 2014

Operating Expenses
Professional fees	67,573	84,000
General and administrative	13,780	21,434
Total Operating Expenses	81,353	105,434

Loss from Operations	(81,353)	(105,434)

Other Expense
Interest Expense	(18,650)	(11,713)

Total Other Expense	(18,650)	(11,713)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(100,003)	(117,147)

Provision for Income Taxes	-	-

NET LOSS	$(100,003)	$(117,147)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,902,500

See accompanying notes to financial statements

Praco Corporation

Statement of Changes in Stockholder's Deficit

For the years ended June 30, 2015 and 2014

	Preferred Stock		Common stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, June 30, 2013	-	$-	6,902,500	$690	$272,874	$(378,838)	$(105,274)

In kind contribution of services and interest	-	-	-	-	16,913	-	16,913

Net loss for the year ended June 30, 2014	-	-	-	-	-	(117,147)	(117,147)

Balance, June 30, 2014	-	-	6,902,500	690	289,787	(495,985)	(205,508)

In kind contribution of services and interest	-	-	-	-	23,850	-	23,850

Net loss for the year ended June 30, 2015	-	-	-	-	-	(100,003)	(100,003)

Balance, June 30, 2015	-	$-	6,902,500	$690	$313,637	$(595,988)	$(281,661)

See accompanying notes to financial statements

Praco Corporation

Statements of Cash Flows

	For the Years Ended
	June 30, 2015	June 30, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(100,003)	$(117,147)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	23,850	16,913
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	6,138	(1,847)
Net Cash Used In Operating Activities	(70,015)	(102,081)

Cash Flows From Financing Activities:
Proceeds from a note payable - related party	67,222	105,000
Net Cash Provided by Financing Activities	67,222	105,000

Net Increase/(Decrease) in Cash	(2,793)	2,919

Cash at Beginning of Period	3,746	827

Cash at End of Period	$953	$3,746

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and June 30, 2014, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 30, 2015 and 2014 there were no common share equivalents outstanding.

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

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

As of June 30, 2015, the Company has a net operating loss carryforward of approximately $523,600 available to offset future taxable income through June 30, 2035. The valuation allowance at June 30, 2015 was $201,853. The valuation allowance at June 30, 2014 was $172,496. The net change in the valuation allowance for the year ended June 30, 2015 was an increase of $29,361. The valuation allowance was established to reduce the deferred tax asset to the amount that will more likely than not be realized. This is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire through the year 2034. The Company’s federal income tax returns for the years ended June 30, 2010 through June 30, 2015 remain subject to examination by the Internal Revenue Service as of June 30, 2015.

The net deferred tax liability in the accompanying balance sheets includes the following amounts of deferred tax assets and liabilities:

	June 30, 2015	June 30, 2014

Deferred tax liability:	$-	$-
Deferred tax asset

Net Operating Loss Carryforward	201,853	172,496
Valuation allowance	(201,853)	(172,496)
Net deferred tax asset	-	-
Net deferred tax liability	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34% and state 6.9%) as follows:

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014

Statutory rate applied to earnings before income taxes:	$(38,555)	$(43,655)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	29,361	37,131
Non-deductible expenses	9,194	6,524

Income Tax Expense	$-	$-

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

(H) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments, including accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(I) Recent Accounting Pronouncements

In April 2015, FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

In April 2015, FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for year ended June 30, 2015.

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 2	NOTES PAYABLE

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended June 30, 2015, the Company recorded $209 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014from a related party. Total balance due is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the year ended June 30, 2015, the Company recorded $12,051 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the year ended June 30, 2015, the Company recorded $4,551 as an in-kind contribution of interest (See Note 3(A) and 5).

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended June 30, 2015, the Company recorded $752 as an in-kind contribution of interest (See Note 3(A) and 5).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015 and $4,500 on May 22, 2015, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $1,088 in imputed interest as in-kind contributions for the year ended June 30, 2015 (See Note 5).

NOTE 3	STOCKHOLDERS’ DEFICIT

(A) In-Kind Contribution of services and interest

For the year ended June 30, 2015, the Company recorded $18,650 as an in kind contribution of interest (See Note 2).

For the year ended June 30, 2015, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

For the year ended June 30, 2014, the Company recorded $11,713 as an in kind contribution of interest.

For the year ended June 30, 2014, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 5).

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

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

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement. During the year ended June 30, 2015, the Company is utilizing the consulting services on as needed basis.

NOTE 5	RELATED PARTY TRANSACTIONS

For the year ended June 30, 2015, shareholders of the Company contributed services having a fair value of $5,200 (See Note 3(A)).

For the year ended June 30, 2014, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(A)).

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended June 30, 2015, the Company recorded $209 as an in-kind contribution of interest (See Notes 2 and 3(A)).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014from a related party. Total balance due is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the year ended June 30, 2015, the Company recorded $12,051 as an in-kind contribution of interest (See Notes 2 and 3(A)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the year ended June 30, 2015, the Company recorded $4,551 as an in-kind contribution of interest (See Notes 2 and 3(A)).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015 and $4,500 on May 22, 2015, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $1,088 in imputed interest as in-kind contributions for the year ended June 30, 2015 (See Note 2).

PRACO CORPORATION

NOTES TO FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, used cash in operations of $70,015 and has a net loss of $100,003 for the year ended June 30, 2015. The Company also has a working capital deficit and stockholders’ deficit of $281,661 as of June 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7	SUBSEQUENT EVENT

Subsequent to June 30, 2015, the Company received $20,000 from a related party in exchange for a note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO has determined and concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

Other than a change in the Company’s sole officer from Carolyn Hunter to Scott Williams, no change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our officers and directors as of October 9, 2015. Our executive officer is elected annually by our Board of Director. Our executive officer holds office until she resigns, is removed by the Board, or her successor is elected and qualified.

Name	Age	Position
R. Scott Williams	63	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Director.

David Callan	50	Director.

Alan Cohen	75	Director.

Robert Craig	53	Director.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Scott Williams has been our sole officer and one of our directors since May 19, 2015 and has, since August 2001, been a partner in Penntex Petroleum and Nestex Energy which are oil and gas production companies with oil and gas wells located outside of Austin, Texas. Mr. Williams and his partner formed Penntex Petroleum in September 2001 to acquire oil and gas production in Lee and Burleson Counties, Texas. Subsequently, they acquired additional acreage in the same field and formed Nestex Energy to drill additional wells in 2007. Since 2005, Mr. Williams has been a partner and portfolio manager of Hawk, a distressed public and private debt and equity fund. The fund currently has over $35,000,000 in assets under management. In addition, Mr. Williams has been a member of the board of directors of Next Fuel, Inc., a company whose shares are publicly traded, since February 2013. Mr. Williams holds a B.A. from the University of Oklahoma in Political Science with a minor in economics.

David Callan has been one of our directors since May 19, 2015 and has, since 2005, been a partner and portfolio manager of Hawk, a distressed public and private debt and equity fund. The fund currently has over $35,000,000 in assets under management. In addition, since 2012, Mr. Callan has been President of Playa Dulce Vida S.A., a Costa Rican holding company that owns the Arenas del Mar Beachfront and Rainforest Resort in Punta Quepos, Costa Rica. Mr. Callan holds a B.S. in Finance from Indiana University of Pennsylvania.

Alan Cohen has been one of our directors since May 19, 2015 and has, since 2013, been the President of CA Consulting, a firm that provides accounting services. From 2009 to 2013, Mr. Cohen was the Vice-Chairman and Treasurer of Aim Learning Group, an educational media company. Mr. Cohen was instrumental in Aim’s 2009 acquisition of Learn 360, an interactive media-on-demand service for the K-12 education market. Mr. Cohen then hired the investment bank that arranged the 2013 sale of virtually all of the assets of Aim and Learn 360. Mr. Cohen is a licensed CPA, a veteran of the U.S. Army, and holds a B.S. in accounting from Queens College in New York City.

Robert Craig has been one of our directors since May 19, 2015 and has, since March 2011, been CEO and Chairman of the Board of Directors of Next Fuel, Inc. Next Fuel, a company whose shares are publicly traded, is a provider of water consulting, filtration technology and services to the oil and gas industry, as well as other industrial water users in agriculture and food processing. From January 2003 until December 2010, Mr. Craig was a founder and owner of a coal bed methane exploration and production company based in Wyoming called WYTEX Ventures, LLC. From May 1998 until December 2002, Mr. Craig was the Vice President of JP Morgan Chase, a commercial banking firm in which Mr. Craig managed a commercial banking sales force of seven bankers. Mr. Craig was awarded a B.B.A. in 1998 and an M.B.A. in 2001 from the University of Houston.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employment Agreements

We currently do not have an employment agreement with Mr. Williams.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;
●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The following sets forth information with respect to the compensation awarded or paid to our officers and directors in fiscal 2015 and fiscal 2014.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our officers and directors in fiscal 2015 and fiscal 2014.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Carolyn Hunter,	2015	$0	$0	$0
President, Chief Financial Officer, Secretary, Treasurer and Director (1)	2014	$0	$0	$0

R. Scott Williams,	2015	$0	$0	$0
President, Chief Financial Officer, Secretary, Treasurer and Director (2)

David Callan, Director (2)	2015	$0	$0	$0

Alan Cohen, Director (2)	2015	$0	$0	$0

Robert Craig, Director (2)	2015	$0	$0	$0

(1)	Ms. Hunter resigned as an officer and director on May 19, 2015.
(2)	Messrs. Williams, Callan, Cohen, and Craig were appointed to their current positions on May 19, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

We had no outstanding equity awards as of the end of fiscal 2015.

Compensation of Directors

Our directors are not compensated for their services as directors.

Compensation Committee Interlocks and Insider Participation

Our Board does not have a compensation committee and the entire Board performs the functions of a compensation committee.

Messrs. Williams and Craig are both members of the board of directors of Next Fuel, Inc. and Mr. Craig is the CEO of Next Fuel.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October 9, 2015 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise specified, the address of each of the persons set forth below is care of the Company at the address of: 90122 Hoey Road Chapel Hill, NC 27517.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
5% Shareholders

Kathleen N. Patten	577,500	8.37%
3 Maple Street New Canaan, CT 06840

Executive Officers and Directors

Scott Williams	5,450,000	78.96%
David Callan	450,000	6.52%
Alan Cohen	0	0%
Robert Craig

All Executive Officers and Directors as a group (4 persons)	5,900,000	85.48%

(1)	Based on 6,902,500 shares of common stock outstanding as of October 9, 2015.

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

With regard to Messrs. Williams and Callan, they share voting and investment control over Hawk, Philly, and GH, the entities party to the Exchange Agreement more fully discussed under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition, on the following dates, the Company received the following amounts from or had expenses paid on their behalf by Messrs. Williams and Callan themselves or by entities over which Messrs. Williams and Callan share control:

1)      For each of the years ended June 30, 2014 and June 30, 2015, they contributed services having a fair value of $5,200.

2)      The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the year ended June 30, 2015, the Company recorded $4,551 as an in-kind contribution of interest

3)      The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014. Total balance due is $160,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the year ended June 30, 2015, the Company recorded $12,051 as an in-kind contribution of interest.

4)      On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015 and $4,500 on May 22, 2015, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $1,088 in imputed interest as in-kind contributions for the year ended June 30, 2015.

5)      On January 29, 2015, the Company received $7,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the year ended June 30, 2015, the Company recorded $209 as an in-kind contribution of interest.

6)      On July 27, 2015, the Company received $20,000. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand

Director Independence

Alan Cohen is an independent director. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended June 30, 2015 and June 30, 2014, we were billed approximately $14,700 and $12,520, respectively, for professional services rendered for the audit and reviews of our financial statements by Liggett, Vogt &Webb, P.A.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed in Audit Fees, above, for services related to our audit for the fiscal years ended June 30, 2015 and June 30, 2014.

Tax Fees

For the Company’s fiscal years ended June 30, 2015 and June 30, 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than fees discussed in Audit fees, above, for services related to our audit for the fiscal years ended June 30, 2015 and June 30, 2014.

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

Financial Statements:

The balance sheets of the Company as of June 30, 2015 and June 30, 2014, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, the footnotes thereto, and the report of Liggett, Vogt &Webb, P.A., independent auditors, are filed herewith.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description

2.1	Exchange Agreement dated July 3, 2012 (1)

3.1*	Articles of Incorporation, as amended on July 13, 2010 and as amended on February 21, 2012.

3.2	By-Laws (2)

21.1	List of Subsidiaries – None.

31.1*	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 7, 2010.

* Filed herewith.

** In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2015

Praco Corporation

/s/ R. Scott Williams

Name: R. Scott Williams

Chief Executive Officer, President,

Chief Financial Officer, Treasurer, and Secretary

(Principal Executive Officer,

Principal Financial Officer, and

Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Scott Williams	Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	October 14, 2015
R. Scott Williams

/s/ David Callan	Director	October 14, 2015
David Callan

/s/ Alan Cohen	Director	October 14, 2015
Alan Cohen

/s/ Robert Craig	Director	October 14, 2015
Robert Craig

