Form 10-Q
period 2015-09-30
Praco Corp
filed 2015-11-18
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 16, 2015, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

PRACO CORPORATION

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2015 (UNAUDITED) AND JUNE 30, 2015

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015(UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHSE NEDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

PAGES	6 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation

Condensed Balance Sheets

	September 30, 2015	June 30, 2015
	Unaudited
ASSETS

Current Assets
Cash	$4,480	$953
Total Assets	$4,480	$953

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$18,851	$15,314
Notes Payable - Related Party	278,300	258,300
Note Payable	9,000	9,000
Total Liabilities	306,151	282,614

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	320,472	313,637
Accumulated deficit	(622,833)	(595,988)
Total Stockholders' Deficit	(301,671)	(281,661)

Total Liabilities and Stockholders' Deficit	$4,480	$953

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2015	September 30, 2014

Operating Expenses
Professional fees	17,030	27,104
General and administrative	4,281	4,615
Total Operating Expenses	21,311	31,719

Loss from Operations	(21,311)	(31,719)

Other Expense
Interest Expense	(5,534)	(3,793)

Total Other Expense	(5,534)	(3,793)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(26,845)	(35,512)

Provision for Income Taxes	-	-

NET LOSS	$(26,845)	$(35,512)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statement of Changes in Stockholder's Deficit

For the three months ended September 30, 2015

(Unaudited)

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, June 30, 2015	-	$-	6,902,500	$690	$313,637	$(595,988)	$(281,661)

In kind contribution of services and interest	-	-	-	-	6,835	-	6,835

Net loss for the three months ended September 30, 2015	-	-	-	-	-	(26,845)	(26,845)

Balance, September 30, 2015	-	$-	6,902,500	$690	$320,472	$(622,833)	$(301,671)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30, 2015	September 30, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(26,845)	$(35,512)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	6,835	5,093
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,537	7,496
Net Cash Used In Operating Activities	(16,473)	(22,923)

Cash Flows From Financing Activities:
Proceeds from a note payable - related party	20,000	25,000
Net Cash Provided by Financing Activities	20,000	25,000

Net Increase in Cash	3,527	2,077

Cash at Beginning of Period	953	3,746

Cash at End of Period	$4,480	$5,823

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$60	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and June 30, 2015, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2015 and 2014 there were no common share equivalents outstanding.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

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

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

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

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

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

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

NOTE 2	NOTES PAYABLE

(A) Notes Payable – Related Party

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is  non-interest bearing, unsecured and is due on demand. For the three months ended September 30, 2015, the Company recorded $127 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014from a related party. Total balance due is  $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the three months ended September 30, 2015, the Company recorded $3,154 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and  $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the three months ended September 30, 2015, the Company recorded $1,188 as an in-kind contribution of interest (See Note 3(A) and 5).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015, $4,500 on May 22, 2015 and $20,000 on July 27, 2015, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing , unsecured and due on demand. The Company recorded a total of $869 in imputed interest as in-kind contributions for the three months ended September 30, 2015 (See Note 5).

(B) Note Payable

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is  non-interest bearing, unsecured and is due on demand. For thethree months ended September 30, 2015, the Company recorded $196 as an in-kind contribution of interest (See Note 3(A) and 5).

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution of services and interest

For the three months ended September 30, 2015, the Company recorded $5,535 as an in kind contribution of interest (See Note 2).

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

For the three months ended September 30, 2015, a shareholder of the Company contributed services having a fair value of $1,300 (See Note 5).

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

On April 1, 2012, the Company entered into a new consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The terms of the agreement remain the same as the prior agreement. Currently the Company is utilizing the consulting services on as needed basis.

NOTE 5	RELATED PARTY TRANSACTIONS

For the three months ended September 30, 2015, shareholders of the Company contributed services having a fair value of $1,300 (See Note 3(A)).

For the year ended June 30, 2015, shareholders of the Company contributed services having a fair value of $5,200 (See Note 3(A)).

For the year ended June 30, 2014, a shareholder of the Company contributed services having a fair value of $5,200 (See Note 3(A)).

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is  non-interest bearing, unsecured and is due on demand. For the three months ended September 30, 2015, the Company recorded $127 as an in-kind contribution of interest (See Note 2).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014from a related party. Total balance due is  $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the three months ended September 30, 2015, the Company recorded $3,154 as an in-kind contribution of interest (See Note 2).

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

(UNAUDITED)

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and  $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the three months ended September 30, 2015, the Company recorded $1,188 as an in-kind contribution of interest (See Note 2).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015, $4,500 on May 22, 2015 and $20,000 on July 27, 2015, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing , unsecured and due on demand. The Company recorded a total of $869 in imputed interest as in-kind contributions for the three months ended September 30, 2015 (See Note 2).

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $16,473 and has a net loss of $26,845 for the three months ended September 30, 2015. The Company also has a working capital deficit and stockholders’ deficit of $301,671 as of September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise including limited capital resources.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Results of Operations

For the three months ended September 30, 2015 and September 30, 2014, we had $0 in revenue. Operating expenses for the three months ended September 30, 2015 and September 30, 2014 totaled $21,311 and $31,719, resulting in a net loss of $26,845 and $35,512, respectively.

Capital Resources and Liquidity

As of September 30, 2015, we had $4,480 cash on hand.

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

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $16,473 and has a net loss of $26,845 for the three months ended September 30, 2015. The Company also has a working capital deficit and stockholders’ deficit of $301,671 as of September 30, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2015 and 2014 there were no common share equivalents outstanding.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in note 1 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

PRACO CORPORATION

Date: November 18, 2015	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

