Form 10-Q
period 2015-12-31
Praco Corp
filed 2016-02-16
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of February 11, 2016, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

December 31, 2015

PRACO CORPORATION

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2015 (UNAUDITED) AND JUNE 30, 2015

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)

PAGES	6 - 12	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation

Condensed Balance Sheets

	December 31, 2015	June 30, 2015
	Unaudited

ASSETS

Current Assets
Cash	$117	$953
Total Assets	$117	$953

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$7,795	$15,314
Notes Payable - Related Party	298,300	258,300
Note Payable	9,000	9,000
Total Liabilities	315,095	282,614

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	327,656	313,637
Accumulated deficit	(643,324)	(595,988)
Total Stockholders' Deficit	(314,978)	(281,661)

Total Liabilities and Stockholders' Deficit	$117	$953

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Operating Expenses
Professional fees	10,740	14,249	27,770	41,353
General and administrative	3,866	3,268	8,147	7,883
Total Operating Expenses	14,606	17,517	35,917	49,236

Loss from Operations	(14,606)	(17,517)	(35,917)	(49,236)

Other Expense
Interest Expense	(5,885)	(4,787)	(11,419)	(8,580)

Total Other Expense	(5,885)	(4,787)	(11,419)	(8,580)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(20,491)	(22,304)	(47,336)	(57,816)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(20,491)	$(22,304)	$(47,336)	$(57,816)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,902,500	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statement of Changes in Stockholder's Deficit

For the six months ended December 31, 2015

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, June 30, 2015	-	$-	6,902,500	$690	$313,637	$(595,988)	$(281,661)

In kind contribution of services and interest	-	-	-	-	14,019	-	14,019

Net loss for the six months ended December 31, 2015	-	-	-	-	-	(47,336)	(47,336)

Balance, December 31, 2015 (Unaudited)	-	$-	6,902,500	$690	$327,656	$(643,324)	$(314,978)

See accompanying notes to condensed unaudited financial statements

Praco Corporation

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31, 2015	December 31, 2014
Cash Flows Used in Operating Activities:
Net Loss	$(47,336)	$(57,816)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	14,019	11,180
Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	(7,519)	(2,789)
Net Cash Used In Operating Activities	(40,836)	(49,425)

Cash Flows From Financing Activities:
Proceeds from a note payable - related party	40,000	45,722
Net Cash Provided by Financing Activities	40,000	45,722

Net Decrease in Cash	(836)	(3,703)

Cash at Beginning of Period	953	3,746

Cash at End of Period	$117	$43

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$60	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and June 30, 2015, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2015 and 2014 there were no common share equivalents outstanding.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

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

AS OF DECEMBER 31, 2015

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

AS OF DECEMBER 31, 2015

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

AS OF DECEMBER 31, 2015

(UNAUDITED)

NOTE 2	NOTES PAYABLE

(A) Notes Payable – Related Party

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the six months ended December 31, 2015, the Company recorded $258 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from a related party. Total balance due is $160,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the six months ended December 31, 2015, the Company recorded $6,363 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the six months ended December 31, 2015, the Company recorded $2,397 as an in-kind contribution of interest (See Note 3(A) and 5).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015 and $20,000 on November 30, 2015, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $2,005 in imputed interest as in-kind contributions for the six months ended December 31, 2015 (See Note 5).

(B) Note Payable

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the six months ended December 31, 2015, the Company recorded $396 as an in-kind contribution of interest (See Note 3(A) and 5).

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution of services and interest

For the six months ended December 31, 2015, the Company recorded $11,419 as an in kind contribution of interest (See Note 2).

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(UNAUDITED)

For the six months ended December 31, 2015, a shareholder of the Company contributed services having a fair value of $2,600 (See Note 5).

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

For the six months ended December 31, 2015, shareholders of the Company contributed services having a fair value of $2,600 (See Note 3(A)).

For the year ended June 30, 2015, shareholders of the Company contributed services having a fair value of $5,200 (See Note 3(A)).

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the six months ended December 31, 2015, the Company recorded $258 as an in-kind contribution of interest (See Note 2).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014, from a related party. Total balance due is $160,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the six months ended December 31, 2015, the Company recorded $6,363 as an in-kind contribution of interest (See Note 2).

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

(UNAUDITED)

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the six months ended December 31, 2015, the Company recorded $2,397 as an in-kind contribution of interest (See Note 2).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015 and $20,000 on November 30, 2015, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $2,005 in imputed interest as in-kind contributions for the six months ended December 31, 2015 (See Note 2).

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $40,836 and has a net loss of $47,336 for the six months ended December 31, 2015. The Company also has a working capital deficit and stockholders’ deficit of $314,978 as of December 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Results of Operations

We had $0 in revenue for both the three months ended December 31, 2015 and the three months ended December 31, 2014. Operating expenses for the three months ended December 31, 2015 and December 31, 2014 totaled, respectively, $14,606 and $17,517. Interest expense for the three months ended December 31, 2015 and December 31, 2014, totaled, respectively, $5,885 and $4,787. These expenses resulted in a net loss of $20,491 for the three months ended December 31, 2015 and a net loss of $22,304 for the three months ended December 31, 2014.

For the Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

We had $0 in revenue for both the six months ended December 31, 2015 and the six months ended December 31, 2014. Operating expenses for the six months ended December 31, 2015 and December 31, 2014 totaled, respectively, $35,917 and $49,236. Interest expense for the six months ended December 31, 2015 and December 31, 2014, totaled, respectively, $11,419 and $8,580. These expenses resulted in a net loss of $47,336 for the six months ended December 31, 2015 and a net loss of $57,816 for the six months ended December 31, 2014.

Capital Resources and Liquidity

As of December 31, 2015, we had $117 of cash on hand.

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

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $40,836 and has a net loss of $47,336 for the six months ended December 31, 2015. The Company also has a working capital deficit and stockholders’ deficit of $314,978 as of December 31, 2015. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2015 and 2014 there were no common share equivalents outstanding.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are not designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO came to this conclusion because the current CEO of the Company does not have signing powers with regard to the Company’s bank account.

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

PRACO CORPORATION

Date: February 16, 2016	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

