Form 10-Q
period 2016-03-31
Praco Corp
filed 2016-05-13
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 12, 2016, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

PRACO CORPORATION

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2016 (UNAUDITED) AND JUNE 30, 2015

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

PAGES	5 - 11	CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Praco Corporation
Condensed Balance Sheets

	March 31, 2016	June 30, 2015
	Unaudited

ASSETS

Current Assets
Cash	$61	$953
Total Assets	$61	$953

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$5,476	$15,314
Notes Payable - Related Party	313,300	258,300
Note Payable	9,000	9,000
Total Liabilities	327,776	282,614

Commitments and Contingencies (See Note 4)

Stockholders' Deficit
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 6,902,500 and 6,902,500 shares issued and outstanding, respectively	690	690
Additional paid-in capital	335,300	313,637
Accumulated deficit	(663,705)	(595,988)
Total Stockholders' Deficit	(327,715)	(281,661)

Total Liabilities and Stockholders' Deficit	$61	$953

See accompanying notes to condensed unaudited financial statements

Praco Corporation
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Operating Expenses
Professional fees	11,033	15,280	38,803	56,633
General and administrative	2,961	2,920	11,108	10,803
Total Operating Expenses	13,994	18,200	49,911	67,436

Loss from Operations	(13,994)	(18,200)	(49,911)	(67,436)

Other Expense
Interest Expense	(6,387)	(4,822)	(17,806)	(13,402)

Total Other Expense	(6,387)	(4,822)	(17,806)	(13,402)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(20,381)	(23,022)	(67,717)	(80,838)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(20,381)	$(23,022)	$(67,717)	$(80,838)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period - Basic and Diluted	6,902,500	6,902,500	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

Praco Corporation
Condensed Statement of Changes in Stockholder's Deficit
For the nine months ended March 31, 2016

					Additional		Total
	Preferred Stock		Common stock		paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
Balance, June 30, 2015	-	$-	6,902,500	$690	$313,637	$(595,988)	$(281,661)

In kind contribution of services and interest	-	-	-	-	21,663	-	21,663

Net loss for the nine months ended March 31, 2016	-	-	-	-	-	(67,717)	(67,717)

Balance, March 31, 2016 (unaudited)	-	$-	6,902,500	$690	$335,300	$(663,705)	$(327,715)

See accompanying notes to condensed unaudited financial statements

Praco Corporation
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31, 2016	March 31, 2015
Cash Flows Used in Operating Activities:
Net Loss	$(67,717)	$(80,838)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution of services and interest	21,663	17,302
Changes in operating assets and liabilities:
(Decrease) Increase in accounts payable and accrued expenses	(9,838)	4,161
Net Cash Used In Operating Activities	(55,892)	(59,375)

Cash Flows From Financing Activities:
Proceeds from a note payable - related party	55,000	62,722
Net Cash Provided by Financing Activities	55,000	62,722

Net (Decrease) Increase in Cash	(892)	3,347

Cash at Beginning of Period	953	3,746

Cash at End of Period	$61	$7,093

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$60	$-

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and June 30, 2015, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2016 and 2015 there were no common share equivalents outstanding.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

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

AS OF MARCH 31, 2016

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

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

NOTE 2	NOTES PAYABLE

(A) Notes Payable – Related Party

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2016, the Company recorded $387 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from a related party. Total balance due is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2016, the Company recorded $9,629 as an in-kind contribution of interest (See Note 3(A) and 5).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2016, the Company recorded $3,628 as an in-kind contribution of interest (See Note 3(A) and 5).

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015 and $15,000 on February 11, 2016, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $3,520 in imputed interest as in-kind contributions for the nine months ended March 31, 2016 (See Note 3(A) and 5).

(B) Note Payable

On June 5, 2012 the Company received $9,000 from an unrelated party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2016, the Company recorded $599 as an in-kind contribution of interest (See Note 3(A)).

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

NOTE 3	STOCKHOLDERS’ EQUITY

(A) In-Kind Contribution of services and interest

For the nine months ended March 31, 2016, the Company recorded $17,763 as an in kind contribution of interest (See Note 2).

For the nine months ended March 31, 2016, a shareholder of the Company contributed services having a fair value of $3,900 (See Note 5).

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

For the nine months ended March 31, 2016, shareholders of the Company contributed services having a fair value of $3,900 (See Note 3(A)).

On January 29, 2015, the Company received $7,000 from a related party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. For the nine months ended March 31, 2016, the Company recorded $387 as an in-kind contribution of interest (See Note 2(A)).

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014, from a related party. Total balance due is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2016, the Company recorded $9,629 as an in-kind contribution of interest (See Note 2(A)).

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from a related party. Total balance due is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the nine months ended March 31, 2016, the Company recorded $3,628 as an in-kind contribution of interest (See Note 2(A)).

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

On November 13, 2014, a related party paid operating expenses on behalf of the Company totaling $20,722, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015 and $15,000 on February 11, 2016, in exchange for note payable. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and due on demand. The Company recorded a total of $3,520 in imputed interest as in-kind contributions for the nine months ended March 31, 2016 (See Note 2(A).

NOTE 6	GOING CONCERN

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $55,892 and has a net loss of $67,717 for the nine months ended March 31, 2016. The Company also has a working capital deficit and stockholders’ deficit of $327,715 as of March 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Results of Operations

We had $0 in revenue for both the three months ended March 31, 2016 and the three months ended March 31, 2015. Operating expenses for the three months ended March 31, 2016 and March 31, 2015 totaled, respectively, $13,994 and $18,200. Interest expense for the three months ended March 31, 2016 and March 31, 2015, totaled, respectively, $6,387 and $4,822. These expenses resulted in a net loss of $20,381 for the three months ended March 31, 2016 and a net loss of $23,022 for the three months ended March 31, 2015.

For the Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

We had $0 in revenue for both the nine months ended March 31, 2016 and the nine months ended March 31, 2015. Operating expenses for the nine months ended March 31, 2016 and March 31, 2015 totaled, respectively, $49,911 and $67,436. Interest expense for the nine months ended March 31, 2016 and March 31, 2015, totaled, respectively, $17,806 and $13,402. These expenses resulted in a net loss of $67,717 for the nine months ended March 31, 2016 and a net loss of $80,838 for the nine months ended March 31, 2015.

Capital Resources and Liquidity

As of March 31, 2016, we had $61 of cash on hand.

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

As reflected in the accompanying condensed unaudited financial statements, the Company has minimal operations, used cash in operations of $55,892 and has a net loss of $67,717 for the nine months ended March 31, 2016. The Company also has a working capital deficit and stockholders’ deficit of $327,715 as of March 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2016 and 2015 there were no common share equivalents outstanding.

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

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

 All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are not designed to ensure that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company’s CEO and CFO came to this conclusion because the current CEO of the Company does not have signing powers with regard to the Company’s bank account.

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

PRACO CORPORATION

Date: May 13, 2016	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

