Form 10-K
period 2016-06-30
Praco Corp
filed 2016-10-31
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 333-169802

PRACO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	27-1497347
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

159 North State Street Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (215) 968-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

As of October 31, 2016, the registrant had 6,902,500 shares of its common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

Item 1. Business.

Praco Corporation (the “Company”), a Nevada corporation, was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. The Company is now a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended, as we have no operations. The Company no longer operates in the travel industry sector. Our current intention is to close the Exchange Agreement, as defined and described below. If the Exchange Agreement closes, we will, through our majority-owned subsidiaries, own and manage real estate around Philadelphia and the Delaware Valley.

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

Philly and GH own and manage real estate around Philadelphia and the Delaware Valley. Together these entities own approximately 225 separate properties. These are primarily comprised of residential rental units which provide a steady stream of income. If and when the Closing occurs, the Company will be the majority-owner and assume the operations of each of Philly and GH.

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

On May 19, 2015, the Board accepted Ms. Hunter’s resignation and appointed Mr. Robert Craig to replace Ms. Hunter as a member of the Board. The Board appointed Mr. Williams as the Company’s sole officer. That is, Mr. Williams now serves as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary. Mr. Craig accepted his appointment to the Board and Mr. Williams accepted his appointment as the Company’s sole officer.

Messrs. Williams and Callan share voting and investment control over Hawk, Philly, and GH, the entities party to the Exchange Agreement.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive office is located at 159 North State Street, Newtown, PA 18940. Our telephone number is (215) 968-1600.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share. As of October 31, 2016, 420,000 shares of our common stock are held by depositaries, brokers and other nominees, therefore the number of beneficial holders of our shares is larger than the number of stockholders of record.

Preferred Stock

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.0001 per share. As of October 31, 2016, there were no shares of preferred stock issued and outstanding.

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

Plan of Operations

The Company was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. The Company is now a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended, as we have no operations. The Company no longer operates in the travel industry sector. Our current intention is to close the Exchange Agreement and if it closes, we will, through our majority-owned subsidiaries, own and manage real estate around Philadelphia and the Delaware Valley.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified in the footnotes to our financial statements, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

For the Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015

We had no revenue for the fiscal years ended June 30, 2016 and 2015.

Net loss for the years ended June 30, 2016 and 2015 were $84,349 and $100,003, respectively. For each of the respective years, professional fees amounted to $45,434 and $67,573; general and administrative expenses amounted to $14,451 and $13,780, and interest expense amounted to $24,464 and $18,650. For the years ended June 30, 2016 and 2015, $24,420 and $18,650 of interest expense related to imputed interest (see Item 13). Professional fees decreased by approximately $22,000, which primarily related to a reduction in real estate consulting fees.

Capital Resources and Liquidity

As of June 30, 2016, we had $29 cash on hand.  The Company does not anticipate generating any revenues until it closes the Exchange Agreement. After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate. At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

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

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, there is substantial doubt about our ability to continue as a going concern.

Cash

The following table summarized the sources and uses of cash for the years then ended. For the same period, the Company held no cash equivalents.

	June 30, 2016	June 30, 2015

Cash, beginning of year	$953	$3,746
Net cash used in operating activities	(55,924)	(70,015)

Net cash provided by financing activities	55,000	67,222
Cash, end of year	$29	$953

For the year ended June 30, 2016:

Operating activities, primarily decreased due to an overall loss of $84,349, offset by non-cash In-kind interest and services in the amount of $29,620. The change in financing activities relate to proceeds received from GH.

For the year ended June 30, 2015:

Operating activities, primarily decreased due to an overall loss of $100,003, offset by non-cash In-kind interest and services in the amount of $23,850 and an increase in accounts payable by $6,138. The change in financing activities relate to proceeds received from various related parties (see Item 13).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2016 and 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

The financial statements and notes thereto appear on pages F-1 to F-11 of this Annual Report on Form 10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Independent Registered Public Accounting Firm

On September 30, 2016, the board of directors (the “Board”) of Praco Corporation (the “Company”) dismissed Liggett and Webb, P.A. (f/k/a Liggett, Vogt & Webb P.A) (“LVW”), as the Company’s independent registered public accounting firm.

LVW’s report on the financial statements for the fiscal year ended June 30, 2015, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle other than the substantial doubt that the Company would continue as a going concern. The reports of LVW were prepared on a going concern basis but the Company’s recurring losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern.

During the fiscal year ended June 30, 2015, and in the subsequent interim periods through September 30, 2016, the date of dismissal of LVW, there were no disagreements between the Company and LVW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LVW, would have caused them to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal year ended June 30, 2015, and in the subsequent interim period through September 30, 2016, the date of dismissal of LVW, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On October 12, 2016, LVW submitted a letter to the U.S Securities and Exchange Commission on Form 8-K stating their agreement with the above.

(b) New Independent Registered Public Accounting Firm

Effective as of June 1, 2016, the Board approved the engagement of Friedman LLP (“Friedman”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended June 30, 2015, and the subsequent interim period prior to the engagement of Friedman, the Company has not consulted Friedman regarding (i) the application of accounting principles to any specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, Treasurer and Director, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as required under applicable United States securities regulatory requirements. Internal control over financial reporting is defined in Rule 13a–15(f) or 15d–15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s chief executive and chief financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. A system of internal controls can provide only reasonable, not absolute, assurance that the objectives of the control system are met, no matter how well the system is conceived or operated. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016. In making this assessment, our management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following significant deficiencies in our internal control over financial reporting:

●	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed;

●	As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

This annual report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As we are neither a large accelerated filer nor an accelerated filer, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Changes in Internal Control over Financial Reporting

None.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of our officers and directors as of October 31, 2016. Our executive officer is elected annually by our Board of Directors. Our executive officer holds office until he resigns, is removed by the Board, or his successor is elected and qualified.

Name	Age	Position
R. Scott Williams	64	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Director.

David Callan	51	Director.

Alan Cohen	76	Director.

Robert Craig	54	Director.

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Scott Williams began his career in the investment industry in 1978 with A. G. Edwards and Sons, Inc. He has been with firms as diverse as Drexel Burnham Lambert, Prudential Securities, and Pennsylvania Merchant Group a boutique investment-banking firm. Over a 35-year period he has been involved in the management of areas in the industry as diverse as high net worth accounts, a high yield trading desk and banking group, and retail and institutional sales forces.

Beginning in 2004, Mr. Williams partnered with David Callan to form Hawk Management. Hawk Management was created to be the investment advisor to Hawk Opportunity Fund. The Fund, launched in 2005, was designed to allow Callan and Williams to use their expertise in distressed and bankrupt securities to take major positions in those situations they deemed investment worthy.

To date, the Fund has aggregated over $30,000,000 in assets under management.

Mr. Williams attended the University of Oklahoma and received a BA in Political Science and a minor in Economics in 1975.

David Callan has been one of the directors since May 19, 2015 and has, since 2005, been a partner and portfolio manager of Hawk, a distressed public and private debt and equity fund. The fund currently has over $35,000,000 in assets under management. In addition, since 2012 Mr. Callan has been President of Playa Dulce Vida S.A., a Costa Rican holding company that owns the Arenas del Mar Beachfront and Rainforest Resort in Punta Quepos, Costa Rica. Mr. Callan holds a B.S. in Finance from Indiana University of Pennsylvania.

Alan Cohen has been one of our directors since May 19, 2015 and has, since 2013, been the President of CA Consulting, a firm that provides accounting services. From 2009 to 2013, Mr. Cohen was the Vice-Chairman and Treasurer of Aim Learning Group, an educational media company. Mr. Cohen was instrumental in Aim’s 2009 acquisition of Learn 360, an interactive media-on-demand service for the K-12 education market. Mr. Cohen then hired the investment bank that arranged the 2013 sale of virtually all the assets of Aim and Learn 360. Mr. Cohen is a licensed CPA, a veteran of the U.S. Army, and he holds a B.S. in accounting from Queens College in New York City.

Robert Craig has been one of our directors since May 19, 2015 and has, since March 2011, been CEO and Chairman of the Board of Directors of Next Fuel, Inc. Next Fuel is a provider of water consulting, filtration technology and services to the oil and gas industry, as well as other industrial water users in agriculture and food processing. From January 2003 until December 2010, Mr. Craig was a founder and owner of WYTEX Ventures, LLC, a coal bed methane exploration and production company based in Wyoming. From May 1998 until December 2002, Mr. Craig was the Vice President of JP Morgan Chase, a commercial banking firm in which Mr. Craig managed a commercial banking sales force of seven bankers. Mr. Craig was awarded a BBA in 1998 and an MBA in 2001 from the University of Houston.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

No family relationship has ever existed between any director, executive officer of the Company, and any person contemplated to become such.

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

Item 11. Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to our officers and directors in fiscal 2016 and fiscal 2015.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our officers and directors in fiscal 2016 and fiscal 2015.

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)
Carolyn Hunter,	2015	$-	$-	$-
President, Chief Financial Officer, Secretary, Treasurer	2016	-	-	-
and Director (1)

R. Scott Williams,	2015	-	-	-
President, Chief Financial Officer, Secretary, Treasurer	2016	-	-	-
and Director (2)

David Callan, Director (2)	2015	-	-	-
	2016	-	-	-

Alan Cohen, Director (2)	2015	-	-	-
	2016	-	-	-

Robert Craig, Director (2)	2015	-	-	-
	2016	-	-	-

(1)	Ms. Hunter resigned as an officer and director on May 19, 2015.
(2)	Messrs. Williams, Callan, Cohen, and Craig were appointed to their current positions on May 19, 2015.

Outstanding Equity Awards at Fiscal Year-End

We had no outstanding equity awards as of the end of fiscal 2016.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October 31, 2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 159 North State Street, Newtown, PA 18940.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
5% Shareholders:

Hawk Opportunity Fund LP	2,000,000	28.98%
159 North State Street Newtown, PA 18940

Executive Officers and Directors:

Scott Williams (2)	5,450,000	78.96%

(1)	Based on 6,902,500 shares of common stock outstanding as of October 31, 2016.
(2)	Scott Williams is only a 3.38% limited partner of Hawk Opportunity Fund LP, but based on his overall control and management of Hawk, the Hawk shares are combined for this presentation.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no related party transactions with regard to Messrs. Cohen and Craig reportable under Item 404(a) of Regulation S-K.

With regard to Messrs. Williams and Callan, they share voting and investment control over Hawk, Philly, and GH, the entities party to the Exchange Agreement more fully discussed under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Closing is still subject to certain conditions such as the completion of an audit of Philly and GH, and the approval of the transaction from a lender, if necessary. These conditions of Closing have not occurred and they may never be fulfilled, so the Closing may never occur. As the Closing has not yet occurred, the Company has no interest in Philly and GH or any real estate at this time.

Philly and GH own and manage real estate around Philadelphia and the Delaware Valley. Together these entities own approximately 225 separate properties. These are primarily comprised of residential rental units which provide a steady stream of income.

If and when the Closing occurs, the Company will be the majority-owner and assume the operations of each of Philly and GH. Through these majority-owned subsidiaries, the Company will own and manage real estate around Philadelphia and the Delaware Valley.

In addition, on the following dates, the Company received the following amounts from or had expenses paid on their behalf by Messrs. Williams and Callan themselves or by entities over which Messrs. Williams and Callan share control:

1)	For each of the years ended June 30, 2016 and June 30, 2015, Mr. Williams contributed services having a fair value of approximately $5,200.

2)

On January 29, 2015, the Company received $7,000 from an entity owned by Mr. Williams. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at June 30, 2016 and 2015 is $7,000. For the years ended June 30, 2016 and 2015, the Company recorded $521 and $209, respectively as an in-kind contribution of imputed interest.

3)

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by Mr. Williams. Total balance due at June 30, 2016 and 2015 is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the years ended June 30, 2016 and 2015, the Company recorded $12,952 and $12,051, respectively as an in-kind contribution of imputed interest.

4)	The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from Hawk. Total balance due at June 30, 2016 and 2015 is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the years ended June 30, 2016 and 2015, the Company recorded $4,880 and $4,551, respectively as an in-kind contribution of imputed interest.

5)	As needed, GH transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015 and $15,000 on February 11, 2016, in exchange for various notes payable. Total balance due at June 30, 2016 and 2015 is $90,222 and $35,222, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand. For the years ended June 30, 2016 and 2015, the Company recorded $5,261 and $1,088, respectively as an in-kind contribution of imputed interest.

Director Independence

Allan Cohen and Robert Craig are independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For fiscal years ended June 30, 2016 and June 30, 2015, the Company was billed $14,435 and $14,700, respectively, for professional services rendered for the audit and reviews of our financial statements by Liggett & Webb, P.A.

Audit Related Fees

The Company did not incur any audit related fees, other than the fees discussed above.

Tax Fees

For the Company’s fiscal years ended June 30, 2016 and June 30, 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than the fees discussed above, for services related to our audit for the fiscal years ended June 30, 2016 and 2015.

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

Financial Statements:

The balance sheet of the Company as of June 30, 2016, the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, the footnotes thereto, and the report have been audited by Friedman LLP, and for the year end June 30, 2015, the financial information was audited by Liggett &Webb, P.A., both being independent auditors, are filed herewith.

PRACO CORPORATION

CONTENTS

PAGE	F-2 - 3	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-4	BALANCE SHEETS AS OF JUNE 30, 2016 AND 2015

PAGE	F-5	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

PAGE	F-6	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

PAGE	F-7	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

PAGES	F-8 - 11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

Praco Corporation

We have audited the accompanying balance sheet of Praco Corporation. (the “Company”) as of June 30, 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Praco Corporation as of June 30, 2016, and the results of its operations and its cash flows for the year ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company's losses, negative cash flows from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, New Jersey

October 31, 2016

432 Park Avenue South, 10th Floor New York, NY 10016 / (212) 481-3490 1500 Gateway Boulevard, Suite 202 Boynton Beach, FL 33426 / (561) 752-1721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Praco Corporation

We have audited the accompanying balance sheet of Praco Corporation (the "Company") as of June 30, 2015 and the related statements of operations, changes in stockholders' deficit and cash flows for the year ending June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Praco Corporation as of June 30, 2015 and the results of its operations and its cash flows for the year ending June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has minimal operations, used cash in operations of $70,015 and has a net loss for the year of $100,003. The Company also has a working capital deficit and stockholders' deficit of $281,661 as of June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

October 13, 2015

PRACO CORPORATION

BALANCE SHEETS

JUNE 30, 2016 AND 2015

	2016	2015
ASSETS
Current Assets
Cash	$29	$953
Total Current Assets	29	953

TOTAL ASSETS	$29	$953

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$14,119	$15,314
Note payable	9,000	9,000
Notes payable - related parties	313,300	258,300
Total Current Liabilities	336,419	282,614

Stockholders' Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 6,902,500 shares issued and outstanding	690	690
Additional paid-in capital	343,257	313,637
Accumulated deficit	(680,337)	(595,988)
Total Stockholders' Deficit	(336,390)	(281,661)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$29	$953

See accompanying notes to financial statements

PRACO CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015

Operating Expenses
Professional fees	$45,434	$67,573
General and administrative	14,451	13,780
Total Operating Expenses	59,885	81,353

Loss Before Other Expenses	(59,885)	(81,353)

Other Expenses
Interest expense	(24,464)	(18,650)
Total Other Expense	(24,464)	(18,650)

Net Loss	$(84,349)	$(100,003)

Net Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding during the period-Basic and Diluted	6,902,500	6,902,500

See accompanying notes to financial statements

PRACO CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED JUNE 30, 2016 AND 2015

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
Balance, June 30, 2014	-	$-	6,902,500	$690	$289,787	$(495,985)	$(205,508)

In-kind contribution of interest and services	-	-	-	-	23,850	-	23,850

Net loss for the year ended June 30, 2015	-	-	-	-	-	(100,003)	(100,003)

Balance, June 30, 2015	-	-	6,902,500	690	313,637	(595,988)	(281,661)

In-kind contribution of interest and services	-	-	-	-	29,620	-	29,620

Net loss for the year ended June 30, 2016	-	-	-	-	-	(84,349)	(84,349)

Balance, June 30, 2016	-	$-	6,902,500	$690	$343,257	$(680,337)	$(336,390)

See accompanying notes to financial statements

PRACO CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
Cash flows from operating activities
Net loss	$(84,349)	$(100,003)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services and interest	29,620	23,850
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(1,195)	6,138
Net cash used in operating activities	(55,924)	(70,015)

Cash flows from financing activities
Proceeds from notes payable - related party	55,000	67,222
Net cash provided by financing activities	55,000	67,222

Net decrease in cash	(924)	(2,793)

Cash, beginning of year	953	3,746

Cash, end of year	$29	$953

See accompanying notes to financial statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Hunt for Travel, Inc. (the "Company") was incorporated in Nevada on December 15, 2009 to design and market enrichment excursions for U.S. travelers. The enrichment component of these trips can be educational, informational or experiential and is tailored to the travelers’ specific interests and tastes. Enrichment travel can also be referred to as adventure travel.

Effective February 21, 2012, the Company filed with the State of Nevada a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Hunt for Travel, Inc. to Praco Corporation. At the same time the Company ceased being a travel agency and became a Public Shell.

(B) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include the valuation of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and 2015, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) ASC No. 260, “Earnings Per Share.” As of June 30, 2016 and 2015, respectively, there were no common share equivalents outstanding.

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

(F) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(G) Recent Accounting Pronouncements

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, was established to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted and the amendment should be applied retrospectively.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance improves certain aspects of recognition, measurement, presentation and disclosure of financial instruments. For public business entities, the new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is not permitted for public companies. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In December 2015, FASB issued ASU No. 2015-17, Income Taxes (Topic 740). To simplify the presentation of deferred income taxes, the amendment requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public companies, the ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

For all entities, the new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, used cash in operating activities of $55,924 and has a net loss of $84,349 for the year ended June 30, 2016. The Company also has a working capital deficit and stockholders’ deficit of $336,390 as of June 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 – NOTE PAYABLE

On June 5, 2012, the Company received $9,000 from a third party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at June 30, 2016 and 2015 is $9,000. For the years ended June 30, 2016 and 2015, the Company recorded $806 and $752, respectively as an in-kind contribution of imputed interest.

The imputed interest is not accrued for but charged to additional paid in capital as it is not an obligation of the Company to pay in cash or stock.

NOTE 4 - STOCKHOLDERS’ DEFICIT

In-Kind Contribution of services and interest

For each of the years ended June 30, 2016 and June 30, 2015, the president contributed services having a fair value of approximately $5,200.

For the years ended June 30, 2016 and 2015, the Company recorded $24,420 and $18,650, respectively as in-kind contribution of interest.

NOTE 5 - COMMITMENTS

On April 1, 2012, the Company entered into a consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The agreement is to remain in effect unless either party desired to cancel the agreement. During the years ended June 30, 2016 and 2015, the fees incurred were $20,000 and $37,500, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

On January 29, 2015, the Company received $7,000 from an entity owned by Mr. Williams. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at June 30, 2016 and 2015 is $7,000. For the years ended June 30, 2016 and 2015, the Company recorded $521 and $209, respectively as an in-kind contribution of imputed interest.

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by Mr. Williams. Total balance due at June 30, 2016 and 2015 is $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the years ended June 30, 2016 and 2015, the Company recorded $12,952 and $12,051, respectively as an in-kind contribution of imputed interest.

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from Hawk. Total balance due at June 30, 2016 and 2015 is $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the years ended June 30, 2016 and 2015, the Company recorded $4,880 and $4,551, respectively as an in-kind contribution of imputed interest.

As needed, GH transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015 and $15,000 on February 11, 2016, in exchange for various notes payable. Total balance due at June 30, 2016 and 2015 is $90,222 and $35,222, respectively.   Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand. For the years ended June 30, 2016 and 2015, the Company recorded $5,261 and $1,088, respectively as an in-kind contribution of imputed interest.

All the imputed interest referenced above is not accrued for but charged to additional paid in capital as it is not an obligation of the Company to pay in cash or stock.

NOTE 7 - INCOME TAXES

As of June 30, 2016, the Company has a net operating loss carryforward of approximately $588,000 available to offset future taxable income through June 30, 2036. A valuation allowance is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire.

The components of the Company’s deferred tax asset (liability) are as follows:

	(1) June 30, 2016	(2) June 30, 2015
Deferred tax asset (liability):

Net operating loss carryforward	$197,732	$201,853
Valuation allowance	(197,732)	(201,853)

Net Deferred Tax Asset (Liability)	$-	$-

The Company's income tax expense differed from the statutory rates (federal 34%) as follows:

Statutory rate applied to earnings (loss) before income taxes	$(28,679)	$(38,555)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Change in deferred tax asset valuation allowance	18,607	29,361
Non-deductible expenses	10,072	9,194

Income Tax Expense	$-	$-

(1)

During May 2015, there was a substantial change in ownership of the Company. As a result, income tax code section 382, limits the amount of net operating loss allowed to be utilized on an annual basis.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2016 and 2015. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2016 and 2015.

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

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 7, 2010.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2012.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on ) October 12, 2016.

* Filed herewith.

** In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2016

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

Signature	Title	Date

/s/ R. Scott Williams	Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	October 31, 2016
R. Scott Williams

/s/ David Callan	Director	October 31, 2016
David Callan

/s/ Alan Cohen	Director	October 31, 2016
Alan Cohen

/s/ Robert Craig	Director	October 31, 2016
Robert Craig

14