Form 10-Q
period 2016-09-30
Praco Corp
filed 2016-11-21
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

(215) 968-1600

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 21, 2016, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

PRACO CORPORATION

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PRACO CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	June 30, 2016

ASSETS
Current Assets
Cash	$-	$29
Total Current Assets	-	29

TOTAL ASSETS	$-	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$19,430	$14,119
Note payable	9,000	9,000
Notes payable - related parties	325,961	313,300
Total Current Liabilities	354,391	336,419

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 6,902,500 shares issued and outstanding	690	690
Additional paid-in capital	343,257	343,257
Accumulated deficit	(698,338)	(680,337)
Total Stockholders' Deficit	(354,391)	(336,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$29

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2016	September 30, 2015

Operating Expenses
Professional fees	$17,500	$17,030
General and administrative	478	4,281
Total Operating Expenses	17,978	21,311

Loss Before Other Expenses	(17,978)	(21,311)

Other Expenses
Interest expense	(23)	(5,534)
Total Other Expense	(23)	(5,534)

Net Loss	$(18,001)	$(26,845)

Net Loss Per Share-Basic and Diluted	-	-

Weighted average number of shares outstanding during the period-Basic and Diluted	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2016	-	$-	6,902,500	$690	$343,257	$(680,337)	$(336,390)

Net loss	-	-	-	-	-	(18,001)	(18,001)

Balance, September 30, 2016	-	$-	6,902,500	$690	$343,257	$(698,338)	$(354,391)

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net loss	$(18,001)	$(26,845)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services and interest	-	6,835
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	5,311	3,537
Net cash used in operating activities	(12,690)	(16,473)

Cash flows from financing activities
Proceeds from notes payable - related party	12,661	20,000
Net cash provided by financing activities	12,661	20,000

Net (decrease) increase in cash	(29)	3,527

Cash, beginning of period	29	953

Cash, end of period	$-	$4,480

Supplemental disclosure of cash flow information:
Cash paid for interest	$23	$-
Cash paid for taxes	-	60

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended June 30, 2016.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of a full year.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

(B) Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions and the valuation of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and June 30, 2016, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) ASC No. 260, “Earnings Per Share.” As of September 30, 2016 and 2015 there were no common share equivalents outstanding.

(E) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and note payable, approximate fair value due to the relatively short period to maturity for these instruments.

(F) Recent Accounting Pronouncements

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

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, used cash in operating activities of $12,690 and has a net loss of $18,001 for the three months ended September 30, 2016. The Company also has a working capital deficit and stockholders’ deficit of $354,391 as of September 30, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE

On June 5, 2012 the Company received $9,000 from a third party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at September 30, 2016 and June 30, 2016 was $9,000.

NOTE 4	COMMITMENTS

On April 1, 2012, the Company entered into a consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The agreement is to remain in effect unless either party desired to cancel the agreement. During the three months ended September 30, 2016 and 2015, the fees incurred were $-0- and $5,000, respectively.

On October 1, 2016, the Company signed two employment agreements, one with the CEO/ President and one with a director of the Company. The terms of both agreements are identical. They are effective October 1, 2016 to September 30, 2019, and call for an annual salary of $48,000, and if such salary if not paid by the end of the year, the compensation would be paid in Company stock at a 25% discount to the market value. In addition, all refinancing’s, fund raising, debt or equity sales, and acquisitions, when completed by the respective individual, would be subject to a bonus payment of 10% of the gross proceeds

NOTE 5	RELATED PARTY TRANSACTIONS

On January 29, 2015, the Company received $7,000 from an entity owned by a stockholder of the Company. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at September 30, 2016 and June 30, 2016 was $7,000.

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by a stockholder of the Company. Total balance due at September 30, 2016 and June 30, 2016 was $160,000. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS (CONTINUED)

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from Hawk Opportunity Fund, LP, an entity indirectly owned by a stockholder of the Company. Total balance due at September 30, 2016 and 2015 was $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

As needed, Green Homes Real Estate, LP, an entity indirectly owned by a stockholder of the Company transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015, $15,000 on February 11, 2016, $5,000 on July 26, 2016 and $3,831 on August 25, 2016, in exchange for various notes payable. Total balance due at September 30, 2016 and June 30, 2016 was $99,052 and $90,222, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand.

The Company received $3,831 on August 25, 2016 from Philly Residential Acquisition LP, an entity indirectly owned by a stockholder of the Company. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

NOTE 6	INCOME TAXES

The Company recorded no income tax expense for the three months ended September 30, 2016 and 2015 because the estimated annual effective tax rate was zero. As of September 30, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets especially since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2016.

Forward-Looking Statements

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

Overview

Praco Corporation (the “Company”), a Nevada corporation was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. The Company is now a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended, as we have no operations. The Company no longer operates in the travel industry sector. Our current intention is to close the Exchange Agreement, as defined and described below. If the Exchange Agreement closes, we will, through our majority-owned subsidiaries, own and manage real estate around Philadelphia and the Delaware Valley.

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

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Results of Operations

For the three months ended September 30, 2016 and September 30, 2015, we had $0 in revenue. Net loss for the three months ended September 30, 2016 and 2015 totaled $18,001 and $26,845, respectively. For each of the respective periods, professional fees amounted to $17,500 and $17,030; general and administrative expenses amounted to $478 and $4,281, and interest expense amounted to $23 and $5,534. For the period ended September 30, 2015, interest expense related to imputed interest.

Capital Resources and Liquidity

As of September 30, 2016, we had cash of $-0- as compared to $29 as of June 30, 2016. The Company does not anticipate generating any revenues until it closes the Exchange Agreement. After the Closing, if the Closing occurs, the Company will re-position itself as an owner and manager of real estate. At such time, the Company anticipates that it will generate revenues through rental income from the real property owned by its future majority-owned subsidiaries.

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

Cash

The following table summarized the sources and uses of cash for the periods then ended. For the same period, the Company held no cash equivalents.

	September 30, 2016	September 30, 2015
Cash, beginning of period	$29	$953
Net cash used in operating activities	(12,690)	(16,473)

Net cash provided by financing activities	12,661	20,000
Cash, end of period	$-	$4,480

For the three months ended September 30, 2016:

Operating activities primarily decreased due to an overall loss of $18,001 and the decrease in financing activities primarily relate to a reduction of expenses of the Company. During the period, both GH and Philly paid for expenses on behalf of the Company.

For the three months ended September 30, 2015:

Operating activities, primarily decreased due to an overall loss of $26,845, offset by non-cash In-kind interest and services in the amount of $6,835 and an increase in accounts payable by $3,537. The change in financing activities relate to proceeds received from GH.

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report has been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that believe are reasonable. Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended June 30, 2016. There have been no material changes to our critical accounting policies as of and for the three months ended September 30, 2016.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in note 1 to the condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended June 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2016 to provide such reasonable assurances.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures is also based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

During the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not applicable for small reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 1, 2016, the Company signed two employment agreements, one with the CEO/ President and one with a director of the Company. The terms of both agreements are identical. They are effective October 1, 2016 to September 30, 2019, and call for an annual salary of $48,000, and if such salary if not paid by the end of the year, the compensation would be paid in Company stock at a 25% discount to the market value. In addition, all refinancing’s, fund raising, debt or equity sales, and acquisitions, when completed by the respective individual, would be subject to a bonus payment of 10% of the gross proceeds.

Item 6. Exhibits.

10.1*	Employment Agreement between Company and R. Scott Williams, dated October 1, 2016

10.2*	Employment Agreement between Company and David S. Callan, dated October 1, 2016

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

*	Filed herewith
+	In accordance with SEC Release 33-8238, Exhibit 32.1 is deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: November 21, 2016	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

