Form 10-Q
period 2016-12-31
Praco Corp
filed 2017-03-16
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of March 16, 2017, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

December 31, 2016

As used in this report, the term “the Company” means Praco Corporation unless the context clearly indicates otherwise.

Special Note Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as “anticipates,” “estimates,” “expects,” “intends,” “plans” and “believes,” among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: the Company’s future financial performance, the Company’s business prospects and strategy, anticipated trends and prospects in the industries in which the Company’s businesses operate and other similar matters. These forward-looking statements are based on the Company’s management's expectations and assumptions about future events as of the date of this quarterly report, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others, the risk factors set forth below. Other unknown or unpredictable factors that could also adversely affect the Company’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, the forward-looking statements discussed in this quarterly report may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of the Company’s management as of the date of this quarterly report. The Company does not undertake to update these forward-looking statements.

In this quarterly report on Form 10-Q, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in the Company’s capital stock.

An investment in the Company’s common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report on Form 10-Q in evaluating the Company and its business before purchasing shares of the Company’s common stock.  The Company’s business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks.  You could lose all or part of your investment due to any of these risks. You should invest in the Company’s common stock only if you can afford to lose your entire investment.

PRACO CORPORATION

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND JUNE 30, 2016 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED DECEMBER 31, 2016 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENEDED DECEMBER 31, 2016 AND 2015 (UNAUDITED)

PAGES	5 - 8	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PRACO CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	December 31, 2016	June 30, 2016

ASSETS
Current Assets
Cash	$1,216	$29
Total Current Assets	1,216	29

TOTAL ASSETS	$1,216	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accured expenses	$55,412	$14,119
Note payable	9,000	9,000
Notes payable - related parties	333,162	313,300
Total Current Liabilities	397,574	336,419

Stockholders' Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 6,902,500 shares issued and outstanding	690	690
Additional paid-in capital	343,257	343,257
Accumulated deficit	(740,305)	(680,337)
Total Stockholders' Deficit	(396,358)	(336,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,216	$29

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Operating Expenses
Professional fees	$12,170	$10,740	$29,670	$27,770
General and administrative	29,797	3,866	30,275	8,147
Total Operating Expenses	41,967	14,606	59,945	35,917

Loss Before Other Expenses	(41,967)	(14,606)	(59,945)	(35,917)

Other Expenses
Interest expense	-	(5,885)	(23)	(11,419)
Total Other Expense	-	(5,885)	(23)	(11,419)

Net Loss	$(41,967)	$(20,491)	$(59,968)	$(47,336)

Net Loss Per Share-Basic and Diluted	(0.01)	-	(0.01)	(0.01)

Weighted average number of shares outstanding during the period-Basic and Diluted	6,902,500	6,902,500	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2016
(UNAUDITED)

	Preferred Stock		Common Stock		Additional		Total
					Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2016	-	$-	6,902,500	$690	$343,257	$(680,337)	$(336,390)

Net loss	-	-	-	-	-	(59,968)	(59,968)

Balance, December 31, 2016	-	$-	6,902,500	$690	$343,257	$(740,305)	$(396,358)

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION
CONSENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31, 2016	December 31, 2015
Cash flows from operating activities
Net loss	$(59,968)	$(47,336)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services and interest	-	14,019
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	41,293	(7,519)
Net cash used in operating activities	(18,675)	(40,836)

Cash flows from financing activities
Proceeds from notes payable - related party	19,862	40,000
Net cash provided by financing activities	19,862	40,000

Net increase (decrease) in cash	1,187	(836)

Cash, beginning of period	29	953

Cash, end of period	$1,216	$117

Supplemental disclosure of cash flow information:
Cash paid for taxes	$60	$60

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

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

The Company is available for another operational company to acquire.

On February 22, 2017, the Company entered into a Letter of Intent (“LOI”) with Arista Capital LTD. (“Arista”) whereby the shareholders of Arista will acquire eighty percent (80%) of the issued and outstanding shares of the Company. In consideration for the above, Arista will pay $75,000 and will assume all of the liabilities of the Company. This transaction is contingent upon the Company and Arista executing a formal “Merger Agreement” which is expected to occur on or about March 31, 2017. The closing of the transaction is expected to occur sixty (60) days from the execution of the Merger Agreement.

The LOI may be terminated by (a) mutual consent of the parties, (b) by the Company if (i) a definitive Merger Agreement is not executed and delivered by the parties, (ii) the Merger Agreement is enjoined by a court or any governmental body, or (iii) by Arista if they are not satisfied with the results of their due diligence investigation of the Company.

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

AS OF DECEMBER 31, 2016

(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and June 30, 2016, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) ASC No. 260, “Earnings Per Share.” As of December 31, 2016 and 2015, there were no common share equivalents outstanding.

(E) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

(F) Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 “Presentation of Financial Statements—Going Concern,” outlining management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern, along with the required disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact of ASU 2014-15 on its financial statements.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, used cash in operating activities of $18,675 and has a net loss of $59,968 for the six months ended December 31, 2016. The Company also has a working capital deficit and stockholders’ deficit of $396,358 as of December 31, 2016. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE

On June 5, 2012 the Company received $9,000 from a third party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at December 31, 2016 and June 30, 2016 was $9,000.

NOTE 4	COMMITMENTS

On April 1, 2012, the Company entered into a consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The agreement is to remain in effect unless either party desired to cancel the agreement. During the six months ended December 31, 2016 and 2015, the fees incurred were $-0- and $10,000, respectively.

On October 1, 2016, the Company signed two employment agreements, one with the CEO/President and the other with one of the Directors. Both agreements are the same which are effective October 1, 2016 to September 30, 2019. The agreements call for an annual salary of $48,000 and if not paid by the end of the year, the compensation would be paid in Company stock at a 25% discount to the market value. All refinancing, fund raising, debt or equity sales, and acquisitions when completed by the individuals would be subject to a bonus payment of 10% of the gross proceeds. In connection with the two employment agreements, the Company recorded $24,000 in compensation expense in the current period and is also included in accrued expense as of December 31, 2016 on the accompanying balance sheet.

NOTE 5	RELATED PARTY TRANSACTIONS

On January 29, 2015, the Company received $7,000 from an entity owned by a stockholder of the Company. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at December 31, 2016 and June 30, 2016 was $7,000.

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by a stockholder of the Company. Total balance due at December 31, 2016 and June 30, 2016 was $160,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

(UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS (CONTINUED)

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013 from Hawk Opportunity Fund, LP, an entity indirectly owned by a stockholder of the Company. Total balance due at December 31, 2016 and June 30, 2016 was $56,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

As needed, Green Homes Real Estate, LP, an entity indirectly owned by a stockholder of the Company transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015, $15,000 on February 11, 2016, $5,000 on July 26, 2016, $3,831 on August 25, 2016 and $600 on December 31, 2016, in exchange for various notes payable. Total balance due at December 31, 2016 and June 30, 2016 was $99,653 and $90,222, respectively.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand.

As needed, Philly Residential Acquisition LP, an entity indirectly owned by a stockholder of the Company transfers funds to the Company to cover operating expenses. Those transfers are as follows: $3,831 on August 25, 2016, $1,000 on October 19, 2016, $5,000 on December 1, 2016 and $600 on December 15, 2016. Total balance due at December 31, 2016 and June 30, 2016 was $10,431 and $-0-, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

NOTE 6	INCOME TAXES

The Company recorded no income tax expense for the six months ended December 31, 2016 and 2015 because the estimated annual effective tax rate was zero. As of December 31, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets especially since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

NOTE 7	SUBSEQUENT EVENTS

On January 11, 2017, the Company received $10,500 from Hawk Opportunity Fund, L.P. This brings the total balance due to Hawk Opportunity Fund, L.P. to $66,578. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

On January 17, 2017, the Company received $12,500 from HWC, LLC, a subsidiary of Hawk Opportunity Fund, L.P. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2016.

Forward-Looking Statements

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

The Company is available for another operational company to acquire.

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

On February 22, 2017, the Company entered into a Letter of Intent (“LOI”) with Arista Capital LTD. (“Arista”) whereby the shareholders of Arista will acquire eighty percent (80%) of the issued and outstanding shares of the Company. In consideration for the above, Arista will pay $75,000 and will assume all of the liabilities of the Company. This transaction is contingent upon the Company and Arista executing a formal “Merger Agreement” which is expected to occur on or about March 31, 2017. The closing of the transaction is expected to occur sixty (60) days from the execution of the Merger Agreement.

The LOI may be terminated by (a) mutual consent of the parties, (b) by the Company if (i) a definitive Merger Agreement is not executed and delivered by the parties, (ii) the Merger Agreement is enjoined by a court or any governmental body, or (iii) by Arista if they are not satisfied with the results of their due diligence investigation of the Company.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the complete text of the MOU, which is filed as Exhibit 99.1 to this 10-Q Report and incorporated herein by reference.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise including limited capital resources.

Results of Operations

For the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

For the three months ended December 31, 2016 and December 31, 2015, we had $0 in revenue. Net loss for the three months ended December 31, 2016 and 2015 totaled $41,044 and $20,491, respectively. For each of the respective periods, professional fees amounted to $12,170 and $10,740; general and administrative expenses amounted to $28,874 and $3,866, and interest expense amounted to $-0- and $5,885. The increase in general and administrative expenses are directly related to accrued compensation for the CEO/president and one of the Directors. The increase in net loss was primarily due to an increase in professional fees and general and administrative expenses.

For the Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

For the six months ended December 31, 2016 and December 31, 2015, we had $0 in revenue. Net loss for the six months ended December 31, 2016 and 2015 totaled $59,968 and $47,336, respectively. For each of the respective periods, professional fees amounted to $30,275 and $27,770; general and administrative expenses amounted to $29,352 and $8,147, and interest expense amounted to $23 and $11,419. For the period ended December 31, 2015, interest expense related to imputed interest. The increase in general and administrative expenses are directly related to accrued compensation for the CEO/president and one of the Directors. The increase in net loss was primarily due to an increase in professional fees and general and administrative expenses.

Capital Resources and Liquidity

As of December 31, 2016, we had cash of $1,216 as compared to $29 as of June 30, 2016. The Company also has a working capital deficit and stockholders’ deficit of $396,358 as of December 31, 2016.

The ability of the Company to realize its business plan is dependent upon, among other things, the closing of the merger with Arista. If the closing of the merger does not occur, the Company does not anticipate generating any revenues until it can be acquired by another operational company.

If the closing of the merger with Arista does not occur, we believe that our expenses will be very limited until the we can find another operational company to acquire or merge with us. As a result, we will have to raise funds by obtaining loans from related parties or issue common stock in exchange for cash.  However, we cannot make any assurance that we will be able to receive funds. If the closing on the merger never occurs, we may have difficulty continuing our daily operations. Should this occur, we will attempt to combine with another entity. If this is not possible, we may be forced to suspend or cease operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarized the sources and uses of cash for the periods then ended.

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Cash, beginning of period	$29	$953
Net cash used in operating activities	(18,675)	(40,836)
Net cash provided by financing activities	19,862	40,000
Cash, end of period	$1,216	$117

Net Cash Used in Operating Activities

Our cash used in operating activities was $18,675 for the six-month period ended December 31, 2016 as compared to $40,836 for the same period ended 2015. The primary reason for the different in cash flows used in operating activities decreasing from the prior period is the Company has larger accounts payable and accrued expense balances than the period.

Net Cash Used in Investing Activities

We did not use cash in investing activities for the six-month period ended December 31, 2016 and 2015.

Net Cash Provided by Financing Activities

Our cash provided by financing activities was $19,862 for the six-month period ended December 31, 2016 as compared to $40,000 for the same period ended 2015. The primary reason for the different in cash flows provided by financing activities is that in the current period the Company was not lent as much from related parties to pay down our accounts payable and accrued expense balances.

Critical Accounting Policies

The financial statements and accompanying footnotes included in this report have been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that believe are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended June 30, 2016.  There have been no material changes to our critical accounting policies as of and for the six months ended December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended June 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2016 to provide such reasonable assurances.

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

During the six months ended December 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Letter of Intent between the Company and Arista Capital LTD, dated February 22, 2017.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: March 16, 2017	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

