Form 10-Q
period 2017-03-31
Praco Corp
filed 2017-05-19
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 19, 2017, there were 6,902,500 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

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

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

PRACO CORPORATION

CONTENTS

PAGE	1	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2017 AND JUNE 30, 2016 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

PAGE	3	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE NINE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

PAGE	4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

PAGES	5 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PRACO CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	June 30, 2016

ASSETS
Current Assets
Cash	$-	$29
Total Current Assets	-	29

TOTAL ASSETS	$-	$29

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$69,076	$14,119
Note payable	9,000	9,000
Notes payable - related parties	357,102	313,300
Total Current Liabilities	435,178	336,419

Stockholders' Deficit
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 6,902,500 shares issued and outstanding	690	690
Additional paid-in capital	343,257	343,257
Accumulated deficit	(779,125)	(680,337)
Total Stockholders' Deficit	(435,178)	(336,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$29

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Operating Expenses
Professional fees	$13,540	$11,033	$43,210	$38,803
General and administrative	25,280	2,961	55,555	11,108
Total Operating Expenses	38,820	13,994	98,765	49,911

Loss Before Other Expenses	(38,820)	(13,994)	(98,765)	(49,911)

Other Expenses
Interest expense	-	(6,387)	(23)	(17,806)
Total Other Expense	-	(6,387)	(23)	(17,806)

Net Loss	$(38,820)	$(20,381)	$(98,788)	$(67,717)

Net Loss Per Share-Basic and Diluted	(0.01)	(0.00)	(0.01)	(0.01)

Weighted average number of shares outstanding during the period-Basic and Diluted	6,902,500	6,902,500	6,902,500	6,902,500

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2016	-	$-	6,902,500	$690	$343,257	$(680,337)	$(336,390)

Net loss	-	-	-	-	-	(98,788)	(98,788)

Balance, March 31, 2017	-	$-	6,902,500	$690	$343,257	$(779,125)	$(435,178)

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net loss	$(98,788)	$(67,717)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services and interest	-	21,663
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	54,957	(9,838)
Net cash used in operating activities	(43,831)	(55,892)

Cash flows from financing activities
Proceeds from notes payable - related party	53,802	55,000
Repayments on notes payable - related party	(10,000)	-
Net cash provided by financing activities	43,802	55,000

Net decrease in cash	(29)	(892)

Cash, beginning of period	29	953

Cash, end of period	$-	$61

Supplemental disclosure of cash flow information:
Cash paid for taxes	$60	$60

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

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

On April 19, 2017, the Company, entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), by and among the Company, Arista, and the holders of common stock of Arista (the “Arista Shareholders”). The closing of the Share Exchange (the “Closing”) shall take place sixty days after the execution of this Agreement (the “Closing Date”), conditioned upon the completion of due diligence by the Parties.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended June 30, 2016.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair presentation of these unaudited condensed financial statements. The results for the interim period are not necessarily indicative of a full year.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(UNAUDITED)

(B) Use of Estimates

In preparing these unaudited condensed financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include valuation of equity based transactions and the valuation of deferred tax assets.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and June 30, 2016, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) ASC No. 260, “Earnings Per Share.” As of March 31, 2017 and 2016, there were no common share equivalents outstanding.

(E) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has minimal operations, used cash in operating activities of $43,831 and has a net loss of $98,788 for the nine months ended March 31, 2017. The Company also has a working capital deficit and stockholders’ deficit of $435,178 as of March 31, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE

On June 5, 2012 the Company received $9,000 from a third party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at March 31, 2017 and June 30, 2016 was $9,000.

NOTE 4	COMMITMENTS

On April 1, 2012, the Company entered into a consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The agreement is to remain in effect unless either party desired to cancel the agreement. During the nine months ended March 31, 2017 and 2016, the fees incurred were $0 and $10,000, respectively.

On October 1, 2016, the Company signed two employment agreements, one with the CEO/President and the other with one of the Directors. Both agreements are the same which are effective October 1, 2016 to September 30, 2019. The agreements call for an annual salary of $48,000 each and if not paid by the end of the year, the compensation would be paid in Company stock at a 25% discount to the market value. All refinancing, fund raising, debt or equity sales, and acquisitions when completed by the individuals would be subject to a bonus payment of 10% of the gross proceeds. In connection with the two employment agreements, the Company has accrued $48,000 in compensation expense as of March 31, 2017.

NOTE 5	RELATED PARTY TRANSACTIONS

On January 29, 2015, the Company received $7,000 from an entity owned by a stockholder of the Company. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 10, 2017 the Company repaid the $7,000 to the related entity. Total balance due at March 31, 2017 and June 30, 2016 was $0 and $7,000, respectively.

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by a stockholder of the Company. On January 10, 2017 the Company repaid $3,000 to the related entity. Total balance due at March 31, 2017 and June 30, 2016 was $157,000 and $160,000, respectively.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS (CONTINUED)

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013, and $10,500 on January 11, 2017 from Hawk Opportunity Fund, LP, an entity indirectly owned by a stockholder of the Company. Total balance due at March 31, 2017 and June 30, 2016 was $66,578 and $56,078, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

On January 17, 2017, the Company received $12,500 from an entity owned by a stockholder of the Company. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at March 31, 2017 and June 30, 2016 was $12,500 and $0, respectively.

As needed, Green Homes Real Estate, LP, an entity indirectly owned by a stockholder of the Company transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015, $15,000 on February 11, 2016, $5,000 on July 26, 2016, $3,831 on August 25, 2016 and $600 on December 31, 2016, in exchange for various notes payable. Total balance due at March 31, 2017 and June 30, 2016 was $99,653 and $90,222, respectively.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand.

As needed, Philly Residential Acquisition LP, an entity indirectly owned by a stockholder of the Company transfers funds to the Company to cover operating expenses. Those transfers are as follows: $3,831 on August 25, 2016, $1,000 on October 19, 2016, $5,000 on December 1, 2016, $600 on December 15, 2016, $10,940 on March 8, 2017. Total balance due at March 31, 2017 and June 30, 2016 was $21,371 and $0, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

NOTE 6	INCOME TAXES

The Company recorded no income tax expense for the nine months ended March 31, 2017 and 2016 because the estimated annual effective tax rate was zero. As of March 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets especially since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

NOTE 7	SUBSEQUENT EVENTS

On April 5, 2017, the Company received $5,000 from Hawk Opportunity Fund, L.P. On April 24, 2017, the Company received $5,000 from Hawk Opportunity Fund, L.P. This brings the total balance due to Hawk Opportunity Fund, L.P. to $76,578. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

On April 19, 2017, the Company, entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), by and among the Company, Arista, and the holders of common stock of Arista (the “Arista Shareholders”). The closing of the Share Exchange (the “Closing”) shall take place sixty days after the execution of this Agreement (the “Closing Date”), conditioned upon the completion of due diligence by the Parties.

Under the terms and conditions of the Share Exchange Agreement, at Closing, the Company will exchange two shares of Praco common stock in exchange for one common share of Arista common stock, which will equal 80% of the total outstanding shares of Praco, subject to the terms and conditions set forth in the Share Exchange Agreement. In accordance with the Share Exchange Agreement, the Company must reduce common shares outstanding to no more than 521,000 prior to the Closing.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

(UNAUDITED)

NOTE 7	SUBSEQUENT EVENTS (CONTINUED)

Also, at Closing, the Praco Shareholders shall be issued 240,417 warrants on a pro rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except that a cashless exercise shall not be permitted. In addition, at Closing, Praco will offer to exchange each outstanding Arista warrant for new warrants issued by Praco entitling the holder to purchase an equal number of Praco shares and subject to the same terms and conditions as the Arista warrants except that a cashless exercise will not be permitted. Also, at Closing, Praco will offer to exchange each outstanding Arista convertible note into a convertible note issued by Praco convertible in to an equal amount of Praco shares, subject to the same terms and conditions as the convertible notes currently held by Arista convertible noteholders.

All Arista common share amounts and Praco common share amounts shall be adjusted accordingly if prior to Closing, any Arista noteholder or warrantholder converts or exercises their respective securities and agrees to exchange such Arista shares for Praco shares so as to allow Arista Shareholders to own 80% and Praco Shareholders to own 20% of the issued and outstanding shares on a non-diluted basis at Closing. Furthermore, at Closing, Arista will pay Praco $75,000 to be used to pay outstanding liabilities of Praco.

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

On April 19, 2017, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), by and among the Company, Arista Capital, LLC (“Arista”), and the holders of common stock of Arista (the “Arista Shareholders”). The closing of the Share Exchange (the “Closing”) shall take place sixty days after the execution of the Share Exchange Agreement (the “Closing Date”), conditioned upon the completion of due diligence by the Parties.

Under the terms and conditions of the Share Exchange Agreement, at Closing, the Company will exchange two shares of Praco common stock in exchange for one common share of Arista common stock, which will equal 80% of the total outstanding shares of Praco, subject to the terms and conditions set forth in the Share Exchange Agreement. In accordance with the Share Exchange Agreement, the Company must reduce common shares outstanding to no more than 521,000 prior to the Closing.

Also, at Closing, the Praco Shareholders shall be issued 240,417 warrants on a pro rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except that a cashless exercise shall not be permitted. In addition, at Closing, Praco will offer to exchange each outstanding Arista warrant for new warrants issued by Praco entitling the holder to purchase an equal number of Praco shares and subject to the same terms and conditions as the Arista warrants except that a cashless exercise will not be permitted. Also, at Closing, Praco will offer to exchange each outstanding Arista convertible note into a convertible note issued by Praco convertible in to an equal amount of Praco shares, subject to the same terms and conditions as the convertible notes currently held by Arista convertible noteholders.

All Arista common share amounts and Praco common share amounts shall be adjusted accordingly if prior to Closing, any Arista noteholder or warrantholder converts or exercises their respective securities and agrees to exchange such Arista shares for Praco shares so as to allow Arista Shareholders to own 80% and Praco Shareholders to own 20% of the issued and outstanding shares on a non-diluted basis at Closing. Furthermore, at Closing, Arista will pay Praco $75,000 to be used to pay outstanding liabilities of Praco.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise including limited capital resources.

Results of Operations

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017 and March 31, 2016, we had $0 in revenue. Net loss for the three months ended March 31, 2017 and 2016 totaled $38,820 and $13,994, respectively. For each of the respective periods, professional fees amounted to $13,540 and $11,033; general and administrative expenses amounted to $25,280 and $2,961, and interest expense amounted to $0 and $6,387. The increase in general and administrative expenses are directly related to accrued compensation for the CEO/president and one of the Directors. The increase in net loss was primarily due to an increase in professional fees and general and administrative expenses.

For the Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

For the nine months ended March 31, 2017 and March 31, 2016, we had $0 in revenue. Net loss for the nine months ended March 31, 2017 and 2016 totaled $98,765 and $49,911, respectively. For each of the respective periods, professional fees amounted to $43,210 and $38,803; general and administrative expenses amounted to $55,555 and $11,108, and interest expense amounted to $23 and $17,806. For the period ended March 31, 2016, interest expense related to imputed interest. The increase in general and administrative expenses are directly related to accrued compensation for the CEO/president and one of the Directors. The increase in net loss was primarily due to an increase in professional fees and general and administrative expenses.

Capital Resources and Liquidity

As of March 31, 2017, we had cash of $0 as compared to $29 as of June 30, 2016. The Company also has a working capital deficit and stockholders’ deficit of $435,178 as of March 31, 2017.

The ability of the Company to realize its business plan is dependent upon, among other things, the closing of the merger with Arista. If the closing of the merger does not occur, the Company does not anticipate generating any revenues until it can be acquired by another operational company.

If the closing of the Share Exchange Agreement with Arista does not occur, we believe that our expenses will be very limited until the we can find another operational company to acquire or merge with us. As a result, we will have to raise funds by obtaining loans from related parties or issue common stock in exchange for cash.  However, we cannot make any assurance that we will be able to receive funds. If the closing on the merger never occurs, we may have difficulty continuing our daily operations. Should this occur, we will attempt to combine with another entity. If this is not possible, we may be forced to suspend or cease operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarized the sources and uses of cash for the periods then ended.

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Cash, beginning of period	$29	$953
Net cash used in operating activities	(43,831)	(55,892)
Net cash provided by financing activities	43,802	55,000
Cash, end of period	$-	$61

Net Cash Used in Operating Activities

Our cash used in operating activities was $43,831 for the nine-month period ended March 31, 2017 as compared to $55,892 for the same period ended 2016. The primary reason for the difference in cash flows used in operating activities decreasing from the prior period is the Company has larger accounts payable and accrued expense balances than the prior period.

Net Cash Provided by Financing Activities

Our cash provided by financing activities was $43,802 for the nine-month period ended March 31, 2017 as compared to $55,000 for the same period ended 2016. The primary reason for the difference in cash flows provided by financing activities is that in the current period the Company was not lent as much from related parties to pay down our accounts payable and accrued expense balances.

Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company has minimal operations, used cash in operating activities of $43,831 and has a net loss of $98,788 for the nine months ended March 31, 2017. The Company also has a working capital deficit and stockholders’ deficit of $435,178 as of March 31, 2017. This raises substantial doubt about its ability to continue as a going concern.

Critical Accounting Policies

The unaudited condensed financial statements and accompanying footnotes included in this filing have been prepared in accordance with accounting principles generally accepted in the United States with certain amount based on management’s best estimates and judgments. To determine appropriate carrying values of assets and liabilities that are not readily available from other sources, management uses assumptions based on historical results and other factors that it believes are reasonable.  Actual results could differ from those estimates.

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended June 30, 2016.  There have been no material changes to our critical accounting policies as of and for the nine months ended March 31, 2017.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Recent Accounting Pronouncements in note 1 to the unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended June 30, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to provide such reasonable assurances.

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

During the nine months ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2017. .

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: May 19, 2017	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

