Form 10-K
period 2017-06-30
Praco Corp
filed 2017-08-24
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Securities registered pursuant to Section 12(g) of the Act: Shares of common stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

As of August 24, 2017, the registrant had 6,902,500 shares of its common stock outstanding.

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

Item 1. Business

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

Our current intention is to sell the Company to another operational entity.

On April 19, 2017, the Company, entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), by and among the Company, Arista, and the holders of common stock of Arista (the “Arista Shareholders”). The closing of the Share Exchange (the “Closing”) was to take place sixty days after the execution of this Agreement, conditioned upon the completion of due diligence by the Parties and is currently scheduled to take place on September 15, 2017 conditioned upon the completion of due diligence by the Parties.

On July 18, 2017, the Parties entered into the First Addendum to the Share Exchange Agreement, pursuant to which the Closing date for the transaction is scheduled for September 15, 2017. In addition, Arista has agreed to provide the Company with a $15,000 non-refundable deposit, and has the right to extend the closing date in intervals of thirty (30) days, and shall be required to deposit an additional non-refundable deposit of $10,000 per each requested extension interval.

Prior to Closing, Praco will restructure its equity ownership via a reverse stock split at a ratio of 13.2 to 1 in order to reduce the amount of common shares outstanding to 521,000 as set forth in the Share Exchange Agreement.

Under the terms and conditions of the Share Exchange Agreement, at Closing, the Company will exchange at a rate of two shares of Praco common stock for one common share of Arista common stock. This requires the issuance of an additional 2,084,000 shares of common stock, which would make Arista an 80% shareholder of the Company, subject to the terms and conditions set forth in the Share Exchange Agreement. After the Closing, current Praco Shareholders will own 20% of the common shares outstanding.

Also, at Closing, the Praco Shareholders shall be issued warrants for 240,417 common shares on a pro rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except that a cashless exercise shall not be permitted. In addition, at Closing, Praco will offer to exchange each outstanding Arista warrant for new warrants issued by Praco entitling the holder to purchase an equal number of Praco shares and subject to the same terms and conditions as the Arista warrants except that a cashless exercise will not be permitted. Also, at Closing, Praco will offer to exchange each outstanding Arista convertible note into a convertible note issued by Praco convertible in to an equal amount of Praco shares, subject to the same terms and conditions as the convertible notes currently held by Arista convertible noteholders.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

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

(b)	Holders

As of August 24, 2017, there were approximately nine holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

(c)	Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board will have the discretion to declare and pay dividends in the future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Recent Sales of Unregistered Securities

During the year ended June 30, 2017, we have not issued any securities which were not registered under the Securities Act and not previously disclosed in the Company’s Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

Rule 10B-18 Transactions

During the year ended June 30, 2017, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

The Company no longer operates in the travel industry sector. Our current intention is to sell the Company to another operational entity.

On April 19, 2017, the Company, entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), by and among the Company, Arista, and the holders of common stock of Arista (the “Arista Shareholders”). The closing of the Share Exchange (the “Closing”) was to take place sixty days after the execution of this Agreement, conditioned upon the completion of due diligence by the Parties and is currently scheduled to take place on September 15, 2017 conditioned upon the completion of due diligence by the Parties.

On July 18, 2017, the Parties entered into the First Addendum to the Share Exchange Agreement, pursuant to which the Closing date for the transaction is scheduled for September 15, 2017. In addition, Arista has agreed to provide the Company with a $15,000 non-refundable deposit, and has the right to extend the closing date in intervals of thirty (30) days, and shall be required to deposit an additional non-refundable deposit of $10,000 per each requested extension interval.

Prior to Closing, Praco will restructure its equity ownership via a reverse stock split at a ratio of 13.2 to 1 in order to reduce the amount of common shares outstanding to 521,000 as set forth in the Share Exchange Agreement.

Under the terms and conditions of the Share Exchange Agreement, at Closing, the Company will exchange at a rate of two shares of Praco common stock for one common share of Arista common stock. This requires the issuance of an additional 2,084,000 shares of common stock, which would make Arista an 80% shareholder of the Company, subject to the terms and conditions set forth in the Share Exchange Agreement. After the Closing, current Praco Shareholders will own 20% of the common shares outstanding.

Also, at Closing, the Praco Shareholders shall be issued warrants for 240,417 common shares on a pro rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except that a cashless exercise shall not be permitted. In addition, at Closing, Praco will offer to exchange each outstanding Arista warrant for new warrants issued by Praco entitling the holder to purchase an equal number of Praco shares and subject to the same terms and conditions as the Arista warrants except that a cashless exercise will not be permitted. Also, at Closing, Praco will offer to exchange each outstanding Arista convertible note into a convertible note issued by Praco convertible in to an equal amount of Praco shares, subject to the same terms and conditions as the convertible notes currently held by Arista convertible noteholders.

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

Results of Operations

For the Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016

We had no revenue for the fiscal years ended June 30, 2017 and 2016.

Net loss for the years ended June 30, 2017 and 2016 were $143,056 and $84,349, respectively. For each of the respective years, professional fees amounted to $61,343 and $45,434; general and administrative expenses amounted to $8,767 and $14,451, compensation expense amounted to $72,293 and $0, interest expense amounted to $23 and $24,464. For the years ended June 30, 2017 and 2016, $0 and $24,420 of interest expense related to imputed interest (see Item 13). Professional fees increased by approximately $16,000, which primarily related to an increase in accounting consulting fees. Compensation expense increased $72,293 due to employment contracts entered into with the CEO and a director.

Capital Resources and Liquidity

As of June 30, 2017, we had $2,041 cash on hand.  The Company does not anticipate generating any revenues until it closes the Share Exchange Agreement.

We believe that our expenses will be very limited until the Closing, however, we must obtain additional funds in order to support our daily operations until that time. As a result, we will have to raise funds by obtaining loans from related parties or issue common stock in exchange for cash.  However, we cannot make any assurance that we will be able to receive funds. If the Closing never occurs, we may have difficulty continuing our daily operations. If this is not possible, we may be forced to suspend or cease operations. The Company does not have enough cash for the next 12 months.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses for the foreseeable future. Therefore, there is substantial doubt about our ability to continue as a going concern.

Cash

The following table summarized the sources and uses of cash for the years then ended. For the same period, the Company held no cash equivalents.

	June 30, 2017	June 30, 2016

Cash, beginning of year	$29	$953
Net cash used in operating activities	(58,954)	(55,924)

Net cash provided by financing activities	60,966	55,000
Cash, end of year	$2,041	$29

For the year ended June 30, 2017:

Operating activities primarily decreased due to an overall loss of $143,056, which is made of mostly professional fees of $61,343 and accrued compensation expense of $72,923 to two directors. The change in financing activities relate to proceeds received from various related parties.

For the year ended June 30, 2016:

Operating activities primarily decreased due to an overall loss of $84,349, offset by non-cash In-kind interest and services in the amount of $29,620. The change in financing activities relate to proceeds received from a related party.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of June 30, 2017 and 2016.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto appear on pages F-1 to F-9 of this Annual Report on Form 10K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any change in or disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, our management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following significant deficiencies in our internal control over financial reporting:

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

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth the names, ages and positions of all of the directors and executive officers of the Company and the positions they hold as of the date hereof. The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors.

Name	Age	Position
R. Scott Williams	65	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Director

David Callan	52	Director

Alan Cohen	77	Director

Robert Craig	55	Director

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

Employment Agreements

We currently have employment agreements with Mr. Williams and Mr. Callan. The contracts were entered into on October 1, 2016 and run through September 30, 2019. The contracts call for a base salary of $48,000 for both Mr. Williams and Mr. Callan. At the end of each contract year, if the Company does not have the funds, Mr. Williams and Mr. Callan have the option to convert the accrued salary in common stock at a 25% discount to market value. Additionally, all refinancing’s, fund raising, debt or equity sales, and acquisitions when completed by Mr. Williams or Mr. Callan will be subject to bonus payment of 10% of gross proceeds of the transaction. Mr. Williams or Mr. Callan will have the option to take the bonus in stock at a 25% discount to market value or cash at his discretion. Mr. Williams or Mr. Callan will be entitled to a production bonus equal to 10% of the value of the increased production over the 2015 fiscal year end production baseline calculated annually.

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

Item 11. Executive Compensation

The following sets forth information with respect to the compensation awarded or paid to our officers and directors in fiscal 2017 and fiscal 2016.

Summary Compensation Table

The following table sets forth information regarding each element of compensation that we paid or awarded to our officers and directors in fiscal 2017 and fiscal 2016.

			All Other
Name and		Salary	Compensation	Total
Principal Position	Year	($)	($)	($)
R. Scott Williams,	2016	-	-	-
President, Chief Financial Officer, Secretary, Treasurer	2017	36,462	-	36,462
and Director (1)

David Callan, Director (1)	2016	-	-	-
	2017	36,462	-	36,462

Alan Cohen, Director (1)	2016	-	-	-
	2017	-	-	-

Robert Craig, Director (1)	2016	-	-	-
	2017	-	-	-

(1)	Messrs. Williams, Callan, Cohen, and Craig were appointed to their current positions on May 19, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 24, 2017 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown. Unless otherwise specified, the address of each of the persons set forth below is care of the company at the address of: 159 North State Street, Newtown, PA 18940.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
5% Shareholders:

Hawk Opportunity Fund LP	2,000,000	28.98%
159 North State Street Newtown, PA 18940

Executive Officers and Directors:

Scott Williams (2)	5,450,000	78.96%

David Callan (3)	2,450,000	34.34%

(1)	Based on 6,902,500 shares of common stock outstanding as of August 24, 2017.
(2)	Scott Williams is only a 3.42% limited partner of Hawk Opportunity Fund LP, but based on his overall control and management of Hawk, the Hawk shares are combined for this presentation.
(3)	David Callan is only a 14.06% limited partner of Hawk Opportunity Fund LP, but based on his overall control and management of Hawk, the Hawk shares are combined for this presentation.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There are no related party transactions with regard to Messrs. Cohen and Craig reportable under Item 404(a) of Regulation S-K.

With regard to Messrs. Williams and Callan, on the following dates, the Company received the following amounts from or had expenses paid on their behalf by Messrs. Williams and Callan themselves or by entities over which Messrs. Williams and Callan share control:

1)	For each of the years ended June 30, 2017 and June 30, 2016, Mr. Williams contributed services having a fair value of approximately $0 and $5,200, respectively.

2)	On January 29, 2015, the Company received $7,000 from an entity owned by a Mr. Williams and Mr. Callan. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 10, 2017 the Company repaid the $7,000 to the related entity. Total balance due at June 30, 2017 and 2016 is $0 and $7,000, respectively. For the years ended June 30, 2017 and 2016, the Company recorded $0 and $521, respectively as an in-kind contribution of imputed interest.

3)	The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by a Mr. Williams and Mr. Callan. On January 10, 2017 the Company repaid $3,000 to the related entity. Total balance due at June 30, 2017 and 2016 is $157,000 and $160,000, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the years ended June 30, 2017 and 2016, the Company recorded $0 and $12,952, respectively as an in-kind contribution of imputed interest.

4)	The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013, $10,500 on January 11, 2017, $5,000 on April 5, 2017, $5,000 on April 24, 2017, and $2,500 on May 24, 2017 from Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan. Total balance due at June 30, 2017 and June 30, 2016 was $79,078 and $56,078, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand. For the years ended June 30, 2017 and 2016, the Company recorded $0 and $4,880, respectively as an in-kind contribution of imputed interest.

5)	The Company received $12,500 on January 17, 2017, and $4,665 on April 1, 2017 from HWC, LLC, an entity indirectly owned by Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan. Total balance due at June 30, 2017 and June 30, 2016 was $17,165 and $0, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

6)	As needed, Green Homes Real Estate, LP, an entity owned by Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan, transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015, $15,000 on February 11, 2016, $5,000 on July 26, 2016, $3,830 on August 25, 2016 and $600 on December 31, 2016, in exchange for various notes payable. Total balance due at June 30, 2017 and June 30, 2016 was $99,652 and $90,222, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand. For the years ended June 30, 2017 and 2016, the Company recorded $0 and $5,261, respectively as an in-kind contribution of imputed interest.

7)	As needed, Philly Residential Acquisition LP, an entity owned by Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan, transfers funds to the Company to cover operating expenses. Those transfers are as follows: $3,831 on August 25, 2016, $1,000 on October 19, 2016, $5,000 on December 1, 2016, $600 on December 15, 2016, $10,940 on March 8, 2017. Total balance due at June 30, 2017 and June 30, 2016 was $21,371 and $0, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For fiscal years ended June 30, 2017 and June 30, 2016, the Company was billed $22,000 and $13,510, respectively, for professional services rendered for the audit and reviews of our financial statements by Friedman LLP.

Audit Related Fees

The Company did not incur any audit related fees for the fiscal years ended June 30, 2017 and 2016.

Tax Fees

For the Company’s fiscal years ended June 30, 2017 and June 30, 2016, the Company was not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than the fees discussed above, for services related to our audit for the fiscal years ended June 30, 2017 and 2016.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

PRACO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and

Stockholders of Praco Corporation

We have audited the accompanying balance sheets of Praco Corporation (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses, negative cash flows from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, New Jersey

August 24, 2017

PRACO CORPORATION

BALANCE SHEETS

JUNE 30,

	2017	2016

ASSETS

Current Assets
Cash	$2,041	$29
Total Current Assets	2,041	29

TOTAL ASSETS	$2,041	$29

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$25,298	$14,119
Accrued expense	72,923	-
Note payable	9,000	9,000
Notes payable - related parties	374,266	313,300
Total Current Liabilities	481,487	336,419

Stockholders’ Deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 100,000,000 shares authorized, 6,902,500 shares issued and outstanding	690	690
Additional paid-in capital	343,257	343,257
Accumulated deficit	(823,393)	(680,337)
Total Stockholders’ Deficit	(479,446)	(336,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,041	$29

The accompanying notes are an integral part of these financial statements.

PRACO CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,

	2017	2016

Operating Expenses
Professional fees	$61,343	$45,434
General and administrative	8,767	14,451
Compensation expense	72,923	-
Total Operating Expenses	143,033	59,885

Loss Before Other Expenses	(143,033)	(59,885)

Other Expenses
Interest expense	(23)	(24,464)
Total Other Expense	(23)	(24,464)

Net Loss	$(143,056)	$(84,349)

Net Loss Per Share-Basic and Diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding during the period-Basic and Diluted	6,902,500	6,902,500

The accompanying notes are an integral part of these financial statements.

PRACO CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2015	-	$-	6,902,500	$690	$313,637	$(595,988)	$(281,661)

In-kind contribution of interest and services	-	-	-	-	29,620	-	29,620

Net loss for the year ended June 30, 2016	-	-	-	-	-	(84,349)	(84,349)

Balance, June 30, 2016	-	-	6,902,500	690	343,257	(680,337)	(336,390)

Net loss for the year ended June 30, 2017	-	-	-	-	-	(143,056)	(143,056)

Balance, June 30, 2017	-	$-	6,902,500	$690	$343,257	$(823,393)	$(479,446)

The accompanying notes are an integral part of these financial statements.

PRACO CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,

	2017	2016
Cash flows from operating activities
Net loss	$(143,056)	$(84,349)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of services and interest	-	29,620
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	11,179	(1,195)
Increase in accrued expenses	72,923	-
Net cash used in operating activities	(58,954)	(55,924)

Cash flows from financing activities
Proceeds from notes payable - related party	70,966	55,000
Repayments of notes payable - related party	(10,000)	-
Net cash provided by financing activities	60,966	55,000

Net increase (decrease) in cash	2,012	(924)

Cash, beginning of year	29	953

Cash, end of year	$2,041	$29

The accompanying notes are an integral part of these financial statements.

PRACO CORPORATION

NOTES TO THE FINANCIALS STATEMENTS

YEARS ENDED JUNE 30, 2017 AND 2016

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

On April 19, 2017, the Company, entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), by and among the Company, Arista Capital LTD. (“Arista”), and the holders of common stock of Arista (the “Arista Shareholders”). The closing of the Share Exchange (the “Closing”) was scheduled to take place on July 19, 2017 conditioned upon the completion of due diligence by Arista and the Company.

On July 18, 2017 an addendum to the Share Exchange Agreement between the Company and Arista was signed. The closing date was extended to September 15, 2017 pending a $15,000 deposit by Arista into an escrow account. Arista will also reimburse the Company $15,000 in expenses related to the preparation and filing of the Form 10-K for the year ended June 30, 2017. Arista has also been granted the ability to extend the closing date in thirty day intervals pending additional $10,000 deposits for each extension requested. All deposits are non-refundable.

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and 2016, respectively, the Company had no cash equivalents.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) ASC No. 260, “Earnings Per Share.” As of June 30, 2017 and 2016, respectively, there were no common share equivalents outstanding.

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has minimal operations, used cash in operating activities of $58,954 and has a net loss of $143,056 for the year ended June 30, 2017. The Company also has a working capital deficit and stockholders’ deficit of $479,446 as of June 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern, but currently do not believe they have sufficient cash for the next 12 months from this report date.

NOTE 3 – NOTE PAYABLE

On June 5, 2012, the Company received $9,000 from a third party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at June 30, 2017 and 2016 is $9,000. For the years ended June 30, 2017 and 2016, the Company recorded $0 and $806, respectively as an in-kind contribution of imputed interest.

The imputed interest is not accrued for but charged to additional paid in capital as it is not an obligation of the Company to pay in cash or stock.

NOTE 4 - STOCKHOLDERS’ DEFICIT

In-Kind Contribution of services and interest

For the year ended June 30, 2016, the president contributed services having a fair value of approximately $5,200. In 2017 the Company did not receive contributed services.

For the years ended June 30, 2017 and 2016, the Company recorded $0 and $24,420, respectively, as in-kind contribution of interest.

NOTE 5 - COMMITMENTS

On April 1, 2012, the Company entered into a consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The agreement is to remain in effect unless either party desired to cancel the agreement. During the years ended June 30, 2017 and 2016, the fees incurred were $0 and $20,000, respectively.

On October 1, 2016, the Company signed two employment agreements, one with the CEO/President and the other with one of the Directors. Both agreements are the same which are effective October 1, 2016 to September 30, 2019. The agreements call for an annual salary of $48,000 each and if not paid by the end of the year, the compensation would be paid in Company stock at a 25% discount to the market value. All refinancing, fund raising, debt or equity sales, and acquisitions when completed by the individuals would be subject to a bonus payment of 10% of the gross proceeds. In connection with the two employment agreements, the Company has accrued $72,000 in compensation expense as of June 30, 2017.

NOTE 6 - RELATED PARTY TRANSACTIONS

For each of the years ended June 30, 2017 and June 30, 2016, Mr. Williams contributed services having a fair value of approximately $0 and $5,200, respectively.

On January 29, 2015, the Company received $7,000 from an entity owned by a Mr. Williams and Mr. Callan. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. On January 10, 2017 the Company repaid the $7,000 to the related entity. Total balance due at June 30, 2017 and 2016 is $0 and $7,000, respectively. For the years ended June 30, 2017 and 2016, the Company recorded $0 and $521, respectively as an in-kind contribution of imputed interest.

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by a Mr. Williams and Mr. Callan . On January 10, 2017 the Company repaid $3,000 to the related entity. Total balance due at June 30, 2017 and 2016 is $157,000 and $160,000, respectively.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the years ended June 30, 2017 and 2016, the Company recorded $0 and $12,952, respectively as an in-kind contribution of imputed interest.

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013, and $10,500 on January 11, 2017, $5,000 on April 5, 2017, $5,000 on April 24, 2017, and $2,500 on May 24, 2017 from Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan. Total balance due at June 30, 2017 and June 30, 2016 was $79,078 and $56,078, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.  For the years ended June 30, 2017 and 2016, the Company recorded $0 and $4,880, respectively as an in-kind contribution of imputed interest.

The Company received $12,500 on January 17, 2017, and $4,665 on April 1, 2017 from HWC, LLC, an entity owned by Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan. . Total balance due at June 30, 2017 and June 30, 2016 was $17,165 and $0, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

As needed, Green Homes Real Estate, LP, an entity owned by Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan, transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015, $15,000 on February 11, 2016, $5,000 on July 26, 2016, $3,830 on August 25, 2016 and $600 on December 31, 2016, in exchange for various notes payable. Total balance due at June 30, 2017 and June 30, 2016 was $99,652 and $90,222, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand. For the years ended June 30, 2017 and 2016, the Company recorded $0 and $5,261, respectively as an in-kind contribution of imputed interest.

As needed, Philly Residential Acquisition LP, an entity owned by Hawk Opportunity Fund, LP, a 29% owner of the Company, which is also owned indirectly by Scott Williams and David Callan, transfers funds to the Company to cover operating expenses. Those transfers are as follows: $3,831 on August 25, 2016, $1,000 on October 19, 2016, $5,000 on December 1, 2016, $600 on December 15, 2016, $10,940 on March 8, 2017. Total balance due at June 30, 2017 and June 30, 2016 was $21,371 and $0, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

NOTE 7 - INCOME TAXES

As of June 30, 2017, the Company has a net operating loss carryforward of approximately $724,600 available to offset future taxable income through June 30, 2037. A valuation allowance is necessary due to the Company’s continued operating losses and the uncertainty of the Company’s ability to utilize all of the net operating loss carryforwards before they will expire.

The components of the Company’s deferred tax asset (liability) are as follows:

	June 30, 2017	June 30, 2016
Deferred tax asset (liability):

Net operating loss carryforward	$246,371	$197,732
Valuation allowance	(246,371)	(197,732)

Net deferred tax asset (liability)	$-	$-

The Company’s income tax expense differed from the statutory rates (federal 34%) as follows:

Statutory rate applied to loss before income taxes	$(48,639)	$(28,679)
Increase in income taxes resulting from:
Change in deferred tax asset valuation allowance	48,639	18,607
Non-deductible expenses	-	10,072

Income tax expense	$-	$-

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2017 and 2016. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2017 and 2016.

NOTE 8 - SUBSEQUENT EVENTS

On July 31, 2017, the Company received $5,000 from Hawk Opportunity Fund, L.P. This brings the total balance due to Hawk Opportunity Fund, L.P. to $84,078. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description

2.1	Exchange Agreement dated July 3, 2012 (1)

3.1	Articles of Incorporation (2)

3.2	Certificate of Amendment to the Articles of Incorporation (3)

3.3	By-Laws (2)

10.1	Share Exchange Agreement, dated April 19, 2017, by and between the Company, Arista Capital, Ltd., a Nevada corporation, and the holders of the commons stock of Arista Capital, Ltd. (4)

10.2*	First Addendum to the Share Exchange Agreement, by and between the Company, Arista Capital, Ltd., a Nevada corporation, and the holders of commons stock of Arista Capital, Ltd.

31.1*	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

(2) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on October 7, 2010.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2012.

(4) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2017.

* Filed herewith.

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2017

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

Signature	Title	Date

/s/ R. Scott Williams	Chief Executive Officer, President, Chief Financial Officer,	August 24, 2017
R. Scott Williams	Treasurer, and Secretary (Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/ David Callan	Director	August 24, 2017
David Callan

/s/ Alan Cohen	Director	August 24, 2017
Alan Cohen

/s/ Robert Craig	Director	August 24, 2017
Robert Craig

14