Form 10-Q
period 2017-09-30
Praco Corp
filed 2017-11-14
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 14, 2017, there were 522,558 shares, par value $0.0001 per share, of Common Stock issued and outstanding.

PRACO CORPORATION

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

PRACO CORPORATION

CONTENTS

PAGE	2	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2017 AND JUNE 30, 2017 (UNAUDITED)

PAGE	3	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

PAGE	4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SETPEMBER 30, 2017 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

PRACO CORPORATION

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	June 30, 2017
ASSETS

Current Assets
Cash	$5,167	2,041
Total Current Assets	5,167	2,041

TOTAL ASSETS	$5,167	$2,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$53,217	$25,298
Accrued expense	103,385	72,923
Note payable	9,000	9,000
Notes payable - related parties	384,266	374,266
Total Current Liabilities	549,868	481,487

Stockholders' Deficit
Preferred stock, $.0001 par value, 378,788 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 7,575,758 shares
authorized, 522,558 shares issued and outstanding	52	52
Additional paid-in capital	343,895	343,895
Accumulated deficit	(888,648)	(823,393)
Total Stockholders' Deficit	(544,701)	(479,446)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,167	$2,041

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2017	September 30, 2016

Operating Expenses
Professional fees	$32,138	$17,500
General and administrative	2,655	478
Compensation expense	30,462	-
Total Operating Expenses	65,255	17,978

Loss Before Other Expenses	(65,255)	(17,978)

Other Expenses
Interest expense	-	(23)
Total Other Expense	-	(23)

Net Loss	$(65,255)	$(18,001)

Net Loss Per Share-Basic and Diluted	$(0.12)	$(0.03)

Weighted average number of shares outstanding
during the period-Basic and Diluted	522,558	522,558

See accompanying notes to condensed unaudited financial statements

3

PRACO CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2017	-	$-	522,558	$52	$343,895	$(823,393)	$(479,446)

Net loss	-	-	-	-	-	(65,255)	(65,255)

Balance, September 30, 2017	-	$-	522,558	$52	$343,895	$(888,648)	$(544,701)

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	September 30, 2017	September 30, 2016
Net loss	$(65,255)	$(18,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	27,919	5,311
Increase in accrued expenses	30,462	-
Net cash used in operating activities	(6,874)	(12,690)

Cash flows from financing activities
Proceeds from notes payable - related party	10,000	12,661
Net cash provided by financing activities	10,000	12,661

Net increase (decrease) in cash	3,126	(29)

Cash, beginning of year	2,041	29

Cash, end of year	$5,167	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$23

See accompanying notes to condensed unaudited financial statements

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Basis of Presentation

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

On July 18, 2017, the Parties entered into the First Addendum to the Share Exchange Agreement, pursuant to which the Closing date for the transaction is scheduled for September 15, 2017. In addition, Arista has agreed to provide the Company with a $15,000 non-refundable deposit, and has the right to extend the closing date in intervals of thirty (30) days, and shall be required to deposit an additional non-refundable deposit of $10,000 per each requested extension interval. All non-refundable deposits are to be placed in an escrow account.

On September 15, 2017, Arista exercised its right to extend the closing for an additional thirty days. The non-refundable $10,000 deposit was put into the escrow account.

On October 6, 2017, the Company completed a 13.2 to 1 reverse stock split in accordance with the Share Exchange Agreement. As a result of the stock split, the number of the Company’s authorized shares of common stock was decreased from 100,000,000 to 7,575,758 shares and the number of its authorized shares of preferred stock was decreased from 5,000,000 to 378,788 shares. Upon the effectiveness of the stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 6.9 million shares to approximately 520,000 shares of common stock, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Fractional shares resulting from the stock split were rounded up to the next whole number.

The Company has recast the presentation of share and per share data in the accompanying condensed financial statements to reflect the reverse stock split, which occurred on October 6, 2017.

On October 15, 2017 Arista exercised its right to extend the closing for an additional thirty days. The Company has not received the $10,000 non-refundable deposit in conjunction with the extension yet.

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual Report on Form 10-K for the year ended June 30, 2017.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair presentation of these unaudited condensed financial statements. The results for the interim period are not necessarily indicative of a full year.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(UNAUDITED)

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

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and June 30, 2017, the Company had cash and cash equivalents of $5,167 and $2,041, respectively.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards Board (“FASB”) ASC No. 260, “Earnings Per Share.” As of September 30, 2017 and 2016, there were no common share equivalents outstanding.

(E) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 2	GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company has minimal operations, used cash in operating activities of $6,874 and has a net loss of $65,255 for the three months ended September 30, 2017. The Company also has a working capital deficit and stockholders’ deficit of $544,701 as of September 30, 2017. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3	NOTE PAYABLE

On June 5, 2012 the Company received $9,000 from a third party. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at September 30, 2017 and June 30, 2017 was $9,000.

NOTE 4	COMMITMENTS

On April 1, 2012, the Company entered into a consulting agreement with Europa Capital Investments, LLC for administrative and other miscellaneous services. The agreement is to remain in effect unless either party desired to cancel the agreement. During the three months ended September 30, 2017 and 2016, the fees incurred were $0 and $10,000, respectively.

On October 1, 2016, the Company signed two employment agreements, one with the CEO/President and the other with one of the Directors. Both agreements are the same which are effective October 1, 2016 to September 30, 2019. The agreements call for an annual salary of $48,000 each and if not paid by the end of the year, the compensation would be paid in Company stock at a 25% discount to the market value. All refinancing, fund raising, debt or equity sales, and acquisitions when completed by the individuals would be subject to a bonus payment of 10% of the gross proceeds. In connection with the two employment agreements, the Company has accrued $ 24,000 in compensation expense for the three months ended September 30, 2017.

NOTE 5	RELATED PARTY TRANSACTIONS

The Company received $30,000 on April 30, 2013, $30,000 on July 12, 2013, $25,000 on October 9, 2013, $25,000 on January 9, 2014, $25,000 on April 11, 2014 and $25,000 on July 10, 2014 from an entity owned by Scott Williams and David Callan. Total balance due at September 30, 2017 and June 30, 2017 was $157,000.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

PRACO CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

(UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS (CONTINUED)

The Company received $8,500 on June 25, 2012, $20,000 on September 14, 2012 and $27,578 on January 17, 2013, $10,500 on January 11, 2017, $5,000 on April 5, 2017, $5,000 on April 24, 2017, $2,500 on May 24, 2017, $5,000 on July 31, 2017, and $5,000 on August 25, 2017 from Hawk Opportunity Fund, LP, an entity indirectly owned by Scott Williams and David Callan. Total balance due at September 30, 2017 and June 30, 2017 was $89,078 and $79,078, respectively. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

The Company received $12,500 on January 11, 2017, and $4,665 on April 11, 2017 from HWC, LLC, an entity indirectly owned by Scott Williams and David Callan. Pursuant to the terms of the note, the note is non-interest bearing, unsecured and is due on demand. Total balance due at September 30, 2017 and June 30, 2017 was $17,165.

As needed, Green Homes Real Estate, LP, an entity indirectly owned by Hawk Opportunity Fund, LP, a 29% owner of the company which transfers funds to the Company to cover operating expenses. Those transfers are as follows: $20,722 on November 13, 2014, $10,000 on March 17, 2015, $4,500 on May 22, 2015, $20,000 on July 27, 2015, $20,000 on November 30, 2015, $15,000 on February 11, 2016, $5,000 on July 26, 2016, $3,830 on August 25, 2016 and $600 on December 31, 2016, in exchange for various notes payable. Total balance due at September 30, 2017 and June 30, 2017 was $99,652.  Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and due on demand.

As needed, Philly Residential Acquisition LP, an entity indirectly owned by Hawk Opportunity Fund, LP, a 29% owner of the company which transfers funds to the Company to cover operating expenses. Those transfers are as follows: $3,831 on August 25, 2016, $1,000 on October 19, 2016, $5,000 on December 1, 2016, $600 on December 15, 2016, $10,940 on March 8, 2017. Total balance due at September 30, 2017 and June 30, 2017 was $21,371. Pursuant to the terms of the notes, the notes are non-interest bearing, unsecured and are due on demand.

NOTE 6	INCOME TAXES

The Company recorded no income tax expense for the three months ended September 30, 2017 and 2016 because the estimated annual effective tax rate was zero. As of September 30, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets especially since the Company believes it is more than likely than not that its deferred tax assets will not be realized.

NOTE 7	SUBSEQUENT EVENTS

On October 6, 2017, the Company completed a 13.2 to 1 reverse stock split in accordance with the Share Exchange Agreement. As a result of the stock split, the number of the Company’s authorized shares of common stock was decreased from 100,000,000 to 7,575,758 shares and the number of its authorized shares of preferred stock was decreased from 5,000,000 to 378,788 shares. Upon the effectiveness of the stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 6.9 million shares to approximately 520,000 shares of common stock, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Fractional shares resulting from the stock split were rounded up to the next whole number. All amounts presented in these financial statements have been adjusted for this stock split.

On October 15, 2017 Arista exercised its right to extend the closing for an additional thirty days. The Company has not received the $10,000 non-refundable deposit in conjunction with the extension yet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition and results of operations of Praco Corporation (“Praco”, the “Company”, “we”, and “our”) for the quarter ended September 30, 2017. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements. The following information should be read in conjunction with the interim financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

On July 18, 2017, the Parties entered into the First Addendum to the Share Exchange Agreement, pursuant to which the Closing date for the transaction is scheduled for September 15, 2017. In addition, Arista has agreed to provide the Company with a $15,000 non-refundable deposit, and has the right to extend the closing date in intervals of thirty (30) days, and shall be required to deposit an additional non-refundable deposit of $10,000 per each requested extension interval. All non-refundable deposits are to be placed in an escrow account.

On September 15, 2017, Arista exercised its right to extend the closing for an additional thirty days. The non-refundable $10,000 deposit was put into the escrow account.

On October 6, 2017, the Company completed a 13.2 to 1 reverse stock split in accordance with the Share Exchange Agreement. As a result of the stock split, the number of the Company’s authorized shares of common stock was decreased from 100,000,000 to 7,575,758 shares and the number of its authorized shares of preferred stock was decreased from 5,000,000 to 378,788 shares. Upon the effectiveness of the stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 6.9 million shares to approximately 520,000 shares of common stock, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Fractional shares resulting from the stock split were rounded up to the next whole number.

On October 15, 2017 Arista exercised its right to extend the closing for an additional thirty days. The Company has not received the $10,000 non-refundable deposit in conjunction with the extension yet.

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

All Arista common share amounts and Praco common share amounts shall be adjusted accordingly if prior to Closing, any Arista noteholder or warrant holder converts or exercises their respective securities and agrees to exchange such Arista shares for Praco shares so as to allow Arista Shareholders to own 80% and Praco Shareholders to own 20% of the issued and outstanding shares on a non-diluted basis at Closing. Furthermore, at Closing, Arista will pay Praco $75,000 to be used to pay outstanding liabilities of Praco.

Limited Operating History

We have generated no independent financial history and have not previously demonstrated that we will be able to expand our business. Our business is subject to risks inherent in growing an enterprise including limited capital resources.

Results of Operations

For the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017 and September 30, 2016, we had $0 in revenue. Net loss for the three months ended September 30, 2017 and 2016 totaled $65,255 and $18,001, respectively. For each of the respective periods, professional fees amounted to $32,138 and $17,500; general and administrative expenses amounted to $2,655 and $478, compensation expense (including vacation time) amounted to $30,462 and $0, and interest expense amounted to $0 and $23. The increase in professional fee expenses are directly related to accounting and legal services provided in relation to required reporting. The increase in compensation expense is directly related to the accrual of the compensation and vacation time of Scott Williams and David Callan. The increase in net loss was primarily due to an increase in professional fees and general and administrative expenses.

Capital Resources and Liquidity

As of September 30, 2017, we had cash of $5,167 as compared to $2,041 as of June 30, 2017. The Company also has a working capital deficit and stockholders’ deficit of $544,701 as of September 30, 2017.

The ability of the Company to realize its business plan is dependent upon, among other things, the closing of the merger with Arista. If the closing of the merger does not occur, the Company does not anticipate generating any revenues until it can be acquired by another operational company.

If the closing of the merger with Arista does not occur, we believe that our expenses will be very limited until we can find another operational company to acquire or merge with us. As a result, we will have to raise funds by obtaining loans from related parties or issue common stock in exchange for cash.  However, we cannot make any assurance that we will be able to receive funds. If the closing on the merger never occurs, we may have difficulty continuing our daily operations. Should this occur, we will attempt to combine with another entity. If this is not possible, we may be forced to suspend or cease operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarized the sources and uses of cash for the periods then ended.

	September 30, 2017	September 30, 2016

Cash, beginning of year	$2,041	$29
Net cash used in operating activities	(6,874)	(12,690)

Net cash provided by financing activities	10,000	12,661
Cash, end of year	$5,167	$-

Net Cash Used in Operating Activities

Our cash used in operating activities was $6,874 for the three-month period ended September 30, 2017 as compared to $12,690 for the same period ended 2016. The primary reason for the difference in cash flows used in operating activities decreasing from the prior period is the Company has larger accounts payable and accrued expense balances than the prior period.

Net Cash Provided by Financing Activities

Our cash provided by financing activities was $10,000 for the three-month period ended September 30, 2017 as compared to $12,661 for the same period ended 2016. The primary reason for the difference in cash flows provided by financing activities is that in the current period the Company was not lent as much from related parties to pay down our accounts payable and accrued expense balances.

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

Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended June 30, 2017.  There have been no material changes to our critical accounting policies as of and for the three months ended September 30, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls.

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017.  Based on the existence of the material weakness in internal control over financial reporting discussed in our Form 10-K for the year ended June 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to provide such reasonable assurances.

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

During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Not required for small reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 6, 2017, the Company completed a 13.2 to 1 reverse stock split in accordance with the Share Exchange Agreement. As a result of the stock split, the number of the Company’s authorized shares of common stock was decreased from 100,000,000 to 7,575,758 shares and the number of its authorized shares of preferred stock was decreased from 5,000,000 to 378,788 shares. Upon the effectiveness of the stock split, the Company’s issued and outstanding shares of common stock decreased from approximately 6.9 million shares to approximately 520,000 shares of common stock, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. Fractional shares resulting from the stock split were rounded up to the next whole number. All amounts presented in these financial statements have been adjusted for this stock split.

On October 15, 2017 Arista exercised its right to extend the closing for an additional thirty days. The Company has not received the $10,000 non-refundable deposit in conjunction with the extension yet.

Item 6. Exhibits.

10.1	Share Exchange Agreement, dated April 19, 2017, by and between the Company, Arista Capital, Ltd., a Nevada corporation, and the holders of the commons stock of Arista Capital, Ltd. (1)

10.2	First Addendum to the Share Exchange Agreement, by and between the Company, Arista Capital, Ltd., a Nevada corporation, and the holders of commons stock of Arista Capital, Ltd. (2)

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2017
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2017

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRACO CORPORATION

Date: November 14, 2017	By:	/s/ R. Scott Williams
R. Scott Williams Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

