Form 10-K
period 2017-12-31
Arista Financial Corp.
filed 2018-04-17
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 333-169802

ARISTA FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-1497347
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

51 JFK Parkway, First Floor West Short Hills, NJ	07078
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code: (973) 218-2428

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

As of April 17, 2018, the registrant had 3,148,333 shares of its common stock outstanding.

 i

FORWARD LOOKING STATEMENTS

Certain information included in this report or in other materials we have filed or will file with the SEC (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by the fact that they do not relate to matters of strictly historical or factual nature and generally discuss or relate to estimates or other expectations regarding future events. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” “should” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements may include, but are not limited to, information related to: anticipated operating results; financial resources and condition; changes in revenues; changes in profitability; changes in margins; changes in accounting treatment; cost of revenues; selling, general and administrative expenses; interest expense; growth and expansion; anticipated income or benefits to be realized from our investments in unconsolidated entities; the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities; legal proceedings and claims.

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

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our”, the “Company”, and “ARST” refer to Arista Financial Corp. (formerly Praco Corporation) and “Arista” to its consolidated subsidiary Arista Capital Ltd.

 ii

PART I

Item 1. Business

Corporate History

Arista Financial Corp. (the “Company”), a Nevada corporation, was incorporated on December 15, 2009 as Hunt for Travel, Inc. to design and market travel excursions featuring entertainment, adventure, intellectual stimulation and access to experts on topics related to the destinations they visit. Subsequently, the Company ceased to operate in the travel industry sector and became a “shell company” as defined in Rule 12b-2 promulgated under the Exchange Act, as amended, as it had no operations. On February 16, 2012, the Company changed its name to Praco Corporation and announced its intention to sell the Company to another operational entity.

On April 19, 2017, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Arista Capital Ltd. (“Arista”) and the shareholders of Arista (“Arista Shareholders”) pursuant to which the Company agreed, subject to the terms and conditions contained therein, to exchange newly issued shares of the Company for shares of Arista held by the Arista Shareholders, with Arista becoming a wholly-owned subsidiary of the Company (the “Transaction”). The closing of the Transaction (the “Closing”) occurred as of December 14, 2017 and the Company ceased to be a “shell company” as defined in Rule 12b-2. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Share Exchange”.

Current Business

Substantially all of the Company’s current business operations are conducted through Arista. Arista was formed on June 10, 2014 as a Nevada corporation. Arista is a finance company that provides financing to other small finance companies that do not have significant access to the capital markets. Typically, Arista does this by acquiring lease portfolios from such lenders at a purchase price that yields Arista an annual return and these lenders continue to service the portfolios purchased by us. We are currently focused on leases for trucks and construction equipment.

Arista was founded by a team of experienced finance professionals who saw significant opportunity to participate in this market after the financial crisis of 2009, as traditional funding sources for this segment of the financial market have disappeared or have severely limited their financing activities in this area. Arista intends to participate in this market through a variety of funding arrangements including debt financings, equity infusions and direct loan participations. Management believes that although small asset-based lenders have limited access to capital necessary to enable growth, these lenders have well-managed and maintained origination, underwriting and administrative infrastructure as well as expertise and experience in their specific area of lending. Arista has accessed this experience and infrastructure by participating with these lenders in their lending opportunities.

Arista has funding arrangements with several lenders (“Lenders”). These Lenders primarily finance tractor trailers or other transportation equipment and construction equipment to companies that ordinarily would not be able to obtain dealer or commercial bank financing. These Lenders offer both finance leases and operating leases, with terms up to 60 months and transaction sizes from $10,000 to $150,000 and target advance rates that are not more than 80% loan-to-value. Generally the leases have effective interest rates of around 30%. These Lenders have developed their own credit approval processes based upon their experience with entering into leases with small transportation and construction companies. The Lenders generally require significant down payments to be made in cash by the borrower. Accordingly, since the collateral usually has significant value relative to the value of the loans made by them, Arista believes that the risk of loss of principal is not significant. Arista’s agreements with these Lenders provide that it will purchase portfolios of leases from them and they will service the portfolios. Arista believes that its lending activities can achieve attractive net returns of capital. Arista has raised approximately $650,000 as of December 31, 2017, and has purchased approximately $303,000 of leases in the aggregate since inception.

Arista reviews each lease portfolio in depth to determine which loans to purchase. Arista also performs a collateral valuation to determine if the purchase price of the loan will be covered if the collateral is repossessed. To this end, Arista utilizes a third-party service provider with experience in the transportation and construction equipment industries to assist in the valuation of the underlying collateral. All leases purchased to date have gone through this collateral valuation process.

Our strategy is to identify specialty lenders who have operated successfully for a significant period of time and are in need of capital to grow their loan portfolio. We believe our management team has the experience necessary to identify these lenders and our investment approach involves, among other things:

●	an assessment of the markets, overall macroeconomic environment and how the assessment may impact industry and investment selection to choose the lenders to fund;

●	substantial lender-specific research and analysis; and

●	with respect to each individual lender, an emphasis on capital preservation, low volatility and management of downside risk.

The foundation of our investment philosophy incorporates intensive analysis, a management discipline based on both market technical and fundamental value-oriented research, and consideration of diversification within our lender portfolio. We follow a rigorous investment process based on:

●	a comprehensive analysis of lender loan history, including a quantitative and qualitative assessment of the lender’s business;

●	an evaluation of lender’s management and its economic incentives;

●	an analysis of the lender’s business strategy and industry trends; and

●	an in-depth examination of a prospective lender’s servicing capabilities and the overall results of their loan portfolio.

We seek to identify those lenders exhibiting superior fundamental risk-reward profiles and a strong business history, while focusing on the absolute and relative value of each individual lending investment. Arista intends to continue to broaden its list of Lenders and make purchases of their portfolios of leases on a regular basis when such risk-reward profile is attractive.

Employees

We employ 3 people and utilize independent contractors as needed.

Competition

We compete for investments with a number of other lenders and investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do.

Regulatory Matters

Although most states do not directly regulate the commercial equipment lease financing business, certain states require lenders and finance companies to be licensed, impose limitations on certain contract terms and on interest rates and other charges, mandate disclosure of certain contract terms and constrain collection practices and remedies. Arista does not operate in any states that would require Arista to be licensed. Pursuant to agreements under which we purchase leases and other loan obligations, we are typically indemnified against losses resulting from the failure of the originator to have complied with applicable laws relating to obligations prior to our purchase of such obligations.

Item 1A. Risk Factors

The Registrant is not providing any information pursuant to this item since the Registrant is a smaller reporting company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office consists of approximately 100 square feet of space located at 51 JFK Parkway, First Floor West, Short Hills New Jersey, which we lease from a third party pursuant to a lease with a remaining term of 6 months at a monthly rent of $359. Our telephone number at that facility is (973) 218-2428. Arista subleases 1,000 square feet of office space for $750 on a month to month basis from Cambridge Capital, a company owned by Mr. Mathews, one of our directors. It is our belief that the space is adequate for our immediate needs. We do not presently own any real property.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operation. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending, or, to the knowledge of the executive officers of the Registrant, threatened against or affecting our company, our common stock, or our officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our stock is listed on the OTC Pink Current Information marketplace under the symbol “ARST”. There is currently no active trading market for shares of our common stock.

Holders

As of April 17, 2018, there were approximately 21 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

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

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Repurchases of Equity Securities

During the year ended December 31, 2017, there were no repurchases of the Company’s common stock by the Company.

Item 6. Selected Financial Data

We are a smaller reporting company (as defined by Rule 12b-2 under the Securities Exchange Act of 1934) and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes the factors affecting our operating results and financial condition. This discussion should be read together with the financial statements of Arista Financial Corp. and the notes to financial statements included elsewhere in this annual report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed elsewhere in this report. We encourage you to review the section titled “Forward-Looking Statements” at the front of this report.

Overview

We are a finance company that provides financing to other small finance companies that do not have significant access to the capital markets. Typically, we do this by acquiring lease portfolios from such lenders at a purchase price that yields us an annual return and these lenders continue to service the portfolios purchased by us. We are currently focused on leases for trucks and construction equipment.

Share Exchange

On April 19, 2017, the Company entered into the Share Exchange Agreement with Arista Capital Ltd. (“Arista Capital”) and the Arista Capital Shareholders (the “Share Exchange Agreement”) pursuant to which the Company agreed, subject to the terms and conditions in the Share Exchange Agreement, to exchange newly issued shares of the Company for shares of Arista Capital held by the Arista Capital Shareholders, with Arista Capital becoming a wholly-owned subsidiary of the Company (the “Transaction”). The closing of the Transaction (the “Closing”) was to take place sixty days after the execution of this Agreement. On July 18, 2017, the parties entered into the First Addendum to the Share Exchange Agreement, pursuant to which the closing date for the Transaction was scheduled for September 15, 2017. In connection with this First Addendum, Arista Capital paid the Company a $15,000 non-refundable deposit, and had the right to extend the closing date in intervals of thirty days upon payment of an additional non-refundable deposit of $10,000 for each requested extension interval. In November 2017, Arista Capital paid the Company an additional $10,000 non-refundable deposit. The Closing occurred on December 14, 2017. At Closing, Arista Capital paid the Company $72,500 which was used to pay all remaining outstanding liabilities of Praco.

Prior to Closing, the Company restructured its equity ownership via a reverse stock split at a ratio of 13.2 to 1 which reduced the number of shares of common stock outstanding to 522,558 shares followed by the issuance of an additional 95,109 shares to certain Praco shareholders so that there were 617,667 shares outstanding immediately prior to the Closing. On the date of the Share Exchange Agreement, the fair value of the 617,667 shares retained by Praco shareholders was approximately $401,000, or $0.65 per common share, based on the quoted closing price of the Company common shares. Therefore, the Praco shareholders received aggregate consideration for the acquisition of $498,500. At Closing, the Company exchanged two shares of its common stock for each outstanding share of Arista common stock. This resulted in the issuance at Closing of an additional 2,470,666 shares of common stock which consisted of 2,084,000 common shares issued to Arista Shareholders and 386,666 common shares issued to certain Arista Capital noteholders upon the conversion of convertible notes payable. Accordingly, Arista Capital Shareholders owned in the aggregate approximately 80% of the outstanding common stock of the Company, with the Praco Shareholders owning the remaining approximately 20% of the Company and Arista Capital became a wholly-owned subsidiary of the Company. At the time of the closing, under the Share Exchange Agreement, the Company, then known as Praco Corporation, was not engaged in any business activity and was considered a shell.

Also, at Closing, the Praco shareholders were issued warrants for 283,749 common shares on a pro-rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except without a cashless exercise option. On the date of the Share Exchange Agreement, the Company calculated the fair value of the 283,749 warrants using the Black-Sholes option pricing method. The fair value of the warrants was approximately $108,000. In addition, immediately following the Closing, the Company exchanged each outstanding Arista warrant for new warrants issued by the Company entitling the holder to purchase an equal number of shares of the Company’s common stock as the number of Arista shares they were entitled to purchase upon exercise, subject to the same terms and conditions as the Arista Capital warrants except without a cashless exercise option. Also, at Closing, the Company exchanged each outstanding Arista Capital convertible note into a convertible note issued by the Company convertible into an equal amount of shares of the Company’s common stock as the number of Arista Capital shares into which such notes were convertible, subject to the same terms and conditions as the convertible notes currently held by Arista Capital convertible noteholders. As a result of such exchange offers, at Closing, the Company issued warrants to purchase 935,000 shares of Common Stock and convertible notes convertible into 199,999 shares of Common Stock.

As of December 31, 2017, the Company has recapitalized the Company to give effect to the Share Exchange Agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Arista is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Arista of the Company, then known as Praco Corporation, with the issuance of stock by Arista for the net assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Arista Capital. Accordingly, the Company’s financial statements prior to the closing of the reverse acquisition, reflect only business of the Arista Capital.

The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ deficit as if the transactions occurred as of the beginning of the first period presented. Thus, the 2,000,000 shares of common stock issued to the former Arista Capital stockholders are deemed to be outstanding from December 31, 2015.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to allowances for uncollectible finance receivables, income taxes, and the valuation of equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, for the year ended December 31, 2017, we had a net loss of $559,406 and used cash in operating activities of $261,159, respectively. Additionally, we had an accumulated deficit of $934,493 and had a stockholders’ deficit of $399,831 at December 31, 2017, respectively, and had minimal revenues for the year ended December 31, 2017. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although we have historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that’s its ability to attract debt and equity financing in the capital markets will be greatly enhanced by becoming a public reporting company. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Financing leases receivable

Financing leases receivable are recorded at the aggregate future minimum lease payments, estimated unguaranteed residual value of the leased equipment less unearned income. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. The unearned income is recognized in revenues in the statements of operations over the lease term, in a manner that produces a constant rate of return on the lease. Financing leases receivable due after twelve months from the balance sheet date are reflected as a long-term asset. Financing leases receivables are periodically evaluated based on individual creditworthiness of customers. Based on this evaluation, we record an allowance for estimated losses on these receivables.

Revenue recognition

Income from direct financing lease transactions is reported using the financing method of accounting, in which our investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding. Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible. Direct financing leases are generally placed in a nonaccrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on nonaccrual status. Leases placed on nonaccrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

Income taxes

We account for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

We follow the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. We recognize interest and penalties related to uncertain income tax positions in other expense.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective accounting standards, will have a material effect on Arista’s financial position, results of operations or cash flows.

Results of Operations

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

Revenues consist of interest earned of lease financings and other fee income. For the year ended December 31, 2017, total revenues amounted to $28,806 as compared to $14,028 for the year ended December 31, 2016, an increase of $14,778. In September 2016, we entered into a Purchase and Service Agreement with a third party lease financing company to acquire a portfolio consisting of four leases for a purchase price of $234,563. The increase in revenues for the periods discussed were attributable to this lease portfolio acquisition.

Operating Expenses

For the year ended December 31, 2017, operating expenses amounted to $437,710 as compared to $212,746 for the year ended December 31, 2016, an increase of 224,424, or 105.5%.

For the years ended December 31, 2017 and 2016, operating expenses consisted of the following:

	Years Ended December 31,
	2017	2016
Compensation and benefits	$224,041	$104,180
Professional fees	134,139	16,028
Provision for lease losses	53,975	79,000
General and administrative expenses	25,015	13,538
Total	$437,170	$212,746

●	For the year ended December 31, 2017, compensation and benefit expense increased by $119,861, or 115.1%, as compared to the year ended December 31, 2016. These increase was attributable to an increase in compensation paid to Arista’s chief executive officer.

●	For the year ended December 31, 2017, professional fees increased by $118,111, or 736.9%, as compared to the year ended December 31, 2016. This increase was primarily attributable to an increase in legal fees of $61,709, an increase in accounting fees of $49,722, and an increase in consulting fees of $6,680.

●	For the year ended December 31, 2017, provision for lease losses decreased by $25,025 as compared to the year ended December 31, 2016. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses on these receivables.

●	For the year ended December 31, 2017, general and administrative expenses increased by $11,477 as compared to the year ended December 31, 2016.The increase was due an increase in operating activities.

 Loss from Operations

As a result of the factors described above, for the year ended December 31, 2017, loss from operations amounted to $408,364, as compared to $198,718 for the year ended December 31, 2016, an increase of $209,646, or 105.5%.

Other Expenses

Other expenses consists of interest expense incurred on debt with third parties and related parties. For the year ended December 31, 2017, interest expense amounted to $151,042, as compared to $51,066 for the year ended December 31, 2016, an increase of $99,976, or 195.8%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the year ended December 31, 2017 and 2016, net loss amounted to $559,406, or $0.26 per common share (basic and diluted), and $249,784, or $0.12 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $728 and $91,687 on hand as of December 31, 2017 and 2016, respectively.

Arista’s primary uses of cash have been for salaries, fees paid to third parties for professional services, general and administrative expenses, and the acquisition lease portfolios. All funds received have been expended in the furtherance of growing the business. Arista has received funds from the collection of lease payments, and from various financing activities such as from debt financings. The following trends are reasonably likely to result in changes in Arista’s liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Acquisition of lease portfolios;

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company.

During the year ended December 31, 2015, Arista issued 10% convertible promissory notes (the “10% Convertible Notes”) to three third party individuals in the aggregate amount of $30,000. The unpaid principal and interest was payable three years from the date of the respective 10% Convertible Note and bore interest at a rate equal to 10.0% per annum. The Noteholders were entitled, at their option, at any time after the issuance of the 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Arista’s common stock at a conversion price of $1.00 per common share. In connection with issuance and sale of the 10% Convertible Notes, the Company issued to noteholders five-year warrants to acquire up to 30,000 of Arista common stock at $2.00 per share. On December 14, 2017, in connection with the closing of the Transaction contemplated by the Share Exchange Agreement, the Company issued 60,000 shares upon conversion of the entire outstanding principal amount of the 10% Convertible Notes.

During the year ended December 31, 2016, Arista issued additional 10% convertible promissory notes (the “2016 10% Convertible Notes”) to seven third party individuals in the aggregate amount of $400,000. The unpaid principal and interest was payable three years from the date of the respective 2016 10% Convertible Note. The 2016 10% Convertible Notes mature between June 1, 2019 and December 31, 2019. Arista has the right to prepay any amount outstanding under the 2016 10% Convertible Note, subject to a prepayment penalty of 5.0% of the amount prepaid. The noteholders are entitled, at their option, at any time after the issuance of the 2016 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Arista common stock at a conversion price of $1.50 per share. Noteholders also have the option of extending the maturity date of their notes for up to three additional one-year periods. In connection with the 2016 10% Convertible Notes, Arista also issued to noteholders five-year warrants to acquire an aggregate of 575,000 shares of Arista common stock at $2.00 per share. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 266,666 shares to certain noteholders upon conversion of principal amount of $200,000.

During the period from July 1, 2017 to September 30, 2017, Arista issued 12% convertible promissory notes (the “12% Convertible Notes”) to three third party individuals in the aggregate amount of $200,000. The unpaid principal and interest is payable three years from the date of the respective 12% Convertible Note. The 12% Convertible Notes mature between July 1, 2020 and August 1, 2020. Arista has the right to prepay any amount outstanding under the 12% Convertible Note, subject to a prepayment penalty of 5.0% of the amount prepaid. The noteholders are entitled, at their option, at any time after the issuance of the 12% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Arista common stock at a conversion price of $3.00 per share. Noteholders also have the option of extending the maturity date of their notes for up to three additional one-year periods. In connection with the 12% Convertible Notes, Arista also issued to noteholders five-year warrants to acquire an aggregate of 300,000 shares of Arista common stock at $4.00 per share.

In connection with the Closing, the Company offered to exchange each outstanding Arista warrant for new warrants issued by the Company entitling the holder to purchase an equal number of shares of the Company’s common stock as the number of Arista shares they were entitled to purchase upon exercise, subject to the same terms and conditions as the Arista warrants except without a cashless exercise option. Also, at Closing, the Company offered to exchange each outstanding 2016 10% Convertible Note and 12% Convertible Note into a convertible note issued by the Company convertible into an equal amount of shares of the Company’s common stock as the number of Arista shares into which such notes were convertible, subject to the same terms and conditions as the convertible notes currently held by Arista convertible noteholders. As a result of such exchange offers, the Company issued warrants to purchase 935,000 shares of Common Stock and $400,000 aggregate principal amount of convertible notes convertible into 199,999 shares of Common Stock. As a result of this exchange offer, there are no convertible notes or warrants outstanding at the Arista level.

On December 31, 2017, we issued an 8% promissory note to a third party in the amount of $50,000. In connection with this promissory note, at December 31, 2017, we recorded a subscription receivable of $50,000. The funds were received in January 2018. The unpaid principal and interest is payable on June 8, 2018. In connection with this promissory note, on December 31, 2017, we issued to this noteholder five-year warrants to acquire up to 25,000 shares of the Company’s common stock at $0.01 per share.

In December 2017, we also issued 8% promissory notes to certain officers and directors of the Company in the aggregate amount of $50,000. The unpaid principal and interest is payable on June 8, 2018. In connection with these promissory notes, in December 2017, we issued to these related party noteholders five-year warrants to acquire up to 25,000 shares of the Company’s common stock at $0.01 per share.

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this annual report. Other than revenue received from our lease portfolio, and funds received from debt financings, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations, acquire lease portfolios, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to acquire additional lease portfolios, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

Cash Flows

Net cash flow used in operating activities was $261,159 for the year ended December 31, 2017, as compared to net cash used in operating activities of $84,919 for the year ended December 31, 2016, an increase of $176,240. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the year ended December 31, 2017, net cash flow used in investing activities amounted to $94,800 and consisted of cash used in the recapitalization of $97,500 offset by proceeds from the sale of assets held for sale of $2,700. For the year ended December 31, 2016, we used cash for the acquisitions of lease portfolios of $234,563.

Net cash provided by financing activities was $265,000 for the year ended December 31, 2017 as compared to $400,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we received cash from convertible notes of $200,000, proceeds from notes payable – related parties of $50,000, and received related party advances of $15,000. For the year ended December 31, 2016, Arista received proceeds from convertible debt financings of $400,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

We are a smaller reporting company (as defined by Rule 12b-2 under the Securities Exchange Act of 1934) and are not required to provide the information under this item.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company (as defined by Rule 12b-2 under the Securities Exchange Act of 1934) and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto appear on pages F-1 to F-20 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We did not have any change in or disagreements with accountants on accounting and financial disclosures.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s President, Chief Financial Officer, Secretary, and Treasurer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, our management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

●	We did not maintain effective controls to identify and maintain segregation of duties between the ability to create and post manual journal entries to the general ledger system for a key accounting individual impacting the accuracy and completeness of all key accounts and disclosures. Specifically, the individual is assigned to both prepare and post journal entries, while holding responsibility for review of certain monthly reconciliations, without his entries being subject to an independent review;

●	We did not maintain effective controls to identify accounting policies and procedures specifying the correct treatment for estimating the allowance for lease losses and the related provision for lease losses. Specifically, supporting analysis is not prepared for estimating the allowance for lease losses and the related provision for lease losses, documenting compliance with relevant GAAP and the Company’s accounting policies;

●	We did not maintain effective controls to identify and prepare a supporting analysis for each financial statement disclosure, documenting its relevance with GAAP and the Company’s accounting and disclosure policies. Specifically, an independent review of financial statements and all related disclosures is not performed by management and/or other suitably qualified personnel for completeness, consistency, and compliance with GAAP and the Company’s accounting and disclosure policies;

●	Sufficient information is not provided to our Board of Directors on a timely basis to allow monitoring of management’s objectives and strategies, the entity’s financial position and operating results, and terms of significant agreements. Specifically, the Board of Directors does not receive key information such as financial statements, analysis of significant accounts or transactions, and other financial information on a timely basis to monitor our financial position and operating results.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current directors and executive officers. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.

Name	Age	Position
Paul Patrizio	61	Chairman and Chief Executive Officer; Director
Kenneth Mathews	75	Vice Chairman and Treasurer; Director
Walter A. Wojcik, Jr.	68	Chief Financial Officer
Scott Williams	66	Director

Paul Patrizio Mr. Patrizio has been the Chairman and CEO of the Company since its inception. Mr. Patrizio is also Chairman of MPMI Solutions, Inc., a technology solutions provider. He is also Of Counsel to the law firm Wollmuth Maher & Deutsch LLP. Previously, he was the Managing Partner of Apogee Energy Partners LLC (“AEP”) since its inception in 2009. AEP was an energy project development company and financing firm specializing in the solar energy industry. AEP was involved (through its affiliated partnerships) in the development and financing of over $200 million of solar projects in the last five years. During that period, Mr. Patrizio also had been General Counsel to Green States Energy, Inc., a developer and owner of solar energy projects and prior to Green States Energy was General Counsel to Gehrlicher Solar America Corp., the US subsidiary of Gehrlicher Solar AG (Germany), one of the largest solar companies in the world. From 1996-2008, Mr. Patrizio was a Managing Director and General Counsel at several investment banking firms which specialized in private equity and debt transactions. From 1984-1996, Mr. Patrizio worked at New York City law firms where he specialized in corporate, securities, and general business matters which included being an associate at Cahill Gordon and Shea & Gould and a partner at Campbell & Fleming (which became the NYC office of Epstein Becker & Green). Mr. Patrizio holds a BA, MBA, JD and LLM and is admitted to practice law in New Jersey, New York and Pennsylvania.

Kenneth Mathews Mr. Mathews brings more than 50 years’ experience in corporate finance with specialties in commercial lending, capital sourcing, leasing, and financial consulting for marketing and profit improvement. He is the founder and managing director of Cambridge Capital Corp., a boutique financial consulting firm specializing in raising capital for mid-sized companies, early-stage companies, and troubled businesses. Prior to forming Cambridge Capital Corp. in 1992, Ken Mathews served for 20 years with First Fidelity Bancorporation, then a New Jersey based $30 billion dollar commercial banking organization serving the Northeast. Through a series of mergers First Fidelity was acquired by Wachovia Bank, which was acquired by Wells Fargo Bank. Mr. Mathews was an Executive Vice President responsible for several departments including National Corporate and Equipment Leasing. In the Commercial Banking Division, Mr. Mathews managed a regional network with a portfolio of secured and unsecured loans for middle market companies. In addition, Mr. Mathews was a co-founder of and served on the Board of Directors for Hilltop Community Bank, a publicly-traded community bank until its recent sale. Mr. Mathews holds a BS degree from St. Peter’s College with a major in economics, and studied for a MBA in finance and marketing at NYU’s Graduate School of Business Administration.

Walter A. Wojcik, Jr Mr. Wojcik was the SVP and Chief Financial Officer of Hilltop Community Bank, a publicly-traded bank, from its formation in 2000 until its sale in 2013. During that period, Mr. Wojcik was instrumental in its founding and operations and an active member of senior management running all of the financial operations of the bank. Prior to Hilltop, Mr. Wojcik was the SVP and CFO of Ramapo Financial Corporation, a publicly-traded financial institution, where he spent 14 years in all aspects of the accounting and financial operations of the bank including SEC reporting. Prior to Ramapo, he was with First National Bank (now Wells Fargo) in various accounting functions. Mr. Wojcik began his career as an auditor with Arthur Andersen. Mr. Wojcik holds a BS in Business Administration from Villanova University and is a licensed CPA (currently on inactive status) in the State of New Jersey.

Scott Williams Mr. Williams began his career in the investment industry in 1978 with A. G. Edwards and Sons, Inc. He has been with firms as diverse as Drexel Burnham Lambert, Prudential Securities, and Pennsylvania Merchant Group a boutique investment-banking firm. Over a 35-year period he has been involved in the management of various areas in the industry, such as high net worth accounts, a high yield trading desk and banking group, and retail and institutional sales forces. Beginning in 2004, Mr. Williams partnered with David Callan to form Hawk Management. Hawk Management was created to be the investment advisor to Hawk Opportunity Fund. The Hawk Opportunity Fund, launched in 2005, was designed to allow Callan and Williams to use their expertise in distressed and bankrupt securities to take major positions in those situations they deemed investment worthy. The Hawk Opportunity Fund has over $30,000,000 in assets under management. Mr. Williams holds a BA in Political Science with a minor in Economics from the University of Oklahoma.

There are no family relationships among Arista’s officers and directors.

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors. Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Arista does not presently have any board committees, including any separately designated standing audit committee, compensation committee or nominating committee.

Board of Advisors

Gordon Sweely Mr. Sweely is the sole member of Arista’s Board of Advisors. Mr. Sweely is a Managing Director and Head of Structured Finance, Americas for Nomura Securities International, Asia’s global investment bank. Mr. Sweely joined Nomura in 2011 and is responsible for all structured lending and Non-Agency origination activity for Securitized Products in the Americas. Additionally, he also oversees all Collateralized Loan Obligation activity and structured lending activity for Structured Credit in the Americas. Prior to joining Nomura, Mr. Sweely spent 18 years at Lehman Brothers as Head of ABS Trading, Principal Finance and Co-Head of ABS CDOs with an expanded focus on distressed and non-investment grade assets on a whole loan and securitized basis. Mr. Sweely holds a B.S. from Hobart College and has an MBA from New York University Stern School of Business. Mr. Sweely has received 27,000 shares of our common stock as compensation for serving on Arista’s Board of Advisors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our directors and executive officers and persons who beneficially own more than 10% of our equity securities are not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, because of the small number of persons involved in the management of the Company.

Item 11. Executive Compensation

The objective of our compensation program is to provide compensation for services rendered by our executive officers in the form of a salary. We utilize this form of compensation because we believe that it is adequate to both retain and motivate our executive officers. The amount we deem appropriate to compensate our executive officers is determined in accordance with other like corporations; we have no specific formula to determine compensatory amount at this time. We have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives. We may expand our compensation program to additional future employees and to include other compensatory elements.

Summary Compensation Table

The following table provides summary information concerning cash and non-cash compensation paid or accrued by the Company or on behalf of our executive officers.

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Paul	President,	2017	$150,000	$-0-	$-0-	-0-	-0-	-0-	30,000-	$180,000
Patrizio (1)	CEO,	2016	$28,337-	$-0-	$-0-	-0-	-0-	-0-	12,000-	$40,337-
	Secretary	2015	$-0-	$-0-	$-0-	-0-	-0-	-0-	-0-	$-0-
	and Director

Walter A.	CFO	2017	$32,500	$-0-	$-0-	-0-	-0-	-0-	-0-	$32,500
Wojcik, Jr. (2)		2016	$7,500-	$-0-	$6,000-	-0-	-0-	-0-	-0-	$13,500-
		2015	$5,000-	$-0-	$2,000-	-0-	-0-	-0-	-0-	$7,000-

Mr. Patrizio entered into an employment agreement with the Company immediately following the Closing, effective January 1, 2018, which provides for a five-year term, subject to renewal. Mr. Patrizio’s base salary is $150,000 and such annual salary is subject to a minimum 5% annual increase as well as increases based upon receipt by the Company of additional funding. Mr. Patrizio is entitled to an annual bonus based upon the EBITDA performance of the Company. In addition to reimbursement of business expenses, the agreement provides payment for monthly expenses for car, home office and telecommunications and other miscellaneous expenses incurred by Mr. Patrizio of $3,000 and provides reimbursement of his health care premium of $2,000 respectively. Also, consistent with the previous agreement between Mr. Patrizio and Arista, the agreement for Mr. Patrizio provides for termination in the event of a change in control, and for severance in the event of termination without cause, or for termination due to the Company’s breach. See Note 8 of Notes to Financial Statements.

Arista had an oral understanding with Mr. Wojcik to pay him an annual salary of $42,000. The Company has entered into a new written understanding with Mr. Wojcik to pay him an annual salary of $48,000 which became effective upon the closing of the Transaction.

The Company has no option or stock award plan or long-term incentive plan.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

Other than Mr. Patrizio, the Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer’s responsibilities following a change in control.

Director Compensation

At the present time, members of the board of directors are not compensated for their services to the board.

Outstanding Equity Awards at Fiscal Year-End

At December 31, 2017, there were no outstanding equity awards to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 17, 2018, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. There were 3,148,333 shares of common stock issued and outstanding as of April 17, 2018.

Name and Address of Beneficial Owner, Directors and Officers:	Number of Shares and Nature of Beneficial Ownership		Percentage of Beneficial Ownership (1)
Paul Patrizio	1,750,000	(2)	55.6%
Kenneth Mathews	197,750	(3)	6.2%
Walter A. Wojcik, Jr.	116,250	(4)	3.7%
Scott Williams	655,369	(5)	19.5%
Rory Deutsch and Judith Meehan	658,334	(6)	17.9%
David H. Wollmuth	233,333	(7)	7.0%
David Callan	323,688	(8)	9.6%

All executive officers and directors as a group (4 persons)	2,719,369		80.0%

(1)

Applicable percentage of ownership is based on 3,148,333 shares of common stock outstanding on April 17, 2018. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of April 17, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 17, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

(2)	Mr. Patrizio has voting power over these shares but disclaims beneficial ownership as the shares are held by AEP Holdings LLC, an entity solely owned by Mr. Patrizio’s spouse.

(3)	Includes 28,750 shares issuable upon exercise of warrants owned by Mr. Mathews.

(4)	Includes 16,250 shares issuable upon exercise of warrants owned by Mr. Wojcik together with his spouse.

(5)	Includes 140,152 shares owned by Hawk Opportunity Fund L.P. Scott Williams is only a 3.42% limited partner of Hawk Opportunity Fund LP, but based on his overall control and management of Hawk, the Hawk shares are combined for this presentation. Also includes 141,914 shares and 64,384 shares issuable upon exercise of warrants owned by Mr. Williams and Hawk Opportunity Fund L.P., respectively. The business address of Mr. Williams and Hawk Opportunity Fund LP is 159 North State Street, Newtown, Pennsylvania 18940.

(6)

Includes 325,000 shares issuable upon exercise of warrants and 33,333 shares issuable upon conversion of convertible notes owned by Mr. Deutsch and his spouse Ms. Meehan. The business address of Mr. Deutsch and Ms. Meehan is c/o Wollmuth Maher & Deutsch LLP, 500 Fifth Avenue, New York, New York 10110. Also includes 150,000 shares issuable upon the exercise of warrants and 16,667 shares issuable upon conversion of convertible notes owned by Wollmuth & Co. II LLC, a Delaware limited liability company whose managers are Mr. Deutsch and Mr. Wollmuth. Messrs. Deutsch and Wollmuth disclaim any economic interest in the securities owned by Wollmuth & Co. II LLC.

(7)

Includes 150,000 shares issuable upon exercise of warrants and 16,667 shares issuable upon conversion of convertible notes owned by Wollmuth & Co. II LLC, a Delaware limited liability company whose managers are Mr. Deutsch and Mr. Wollmuth. Messrs. Deutsch and Wollmuth disclaim any economic interest in the securities owned by Wollmuth & Co. II LLC. The business address of Mr. Wollmuth and Wollmuth & Co. II LLC is c/o Wollmuth Maher & Deutsch LLP, 500 Fifth Avenue, New York 10110.

(8)	Includes 140,152 shares owned by Hawk Opportunity Fund L.P. David Callan is only a 14.06% limited partner of Hawk Opportunity Fund LP, but based on his overall control and management of Hawk, the Hawk shares are combined for this presentation. Also includes 37,507 shares and 64,384 shares issuable upon exercise of warrants owned by Mr. Williams and Hawk Opportunity Fund L.P., respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the beginning of our last fiscal year, or in any proposed transaction to which we propose to be a party:

(A)	any of our directors or executive officers;

(B)	any nominee for election as one of our directors;

(C)	any person who is known by us to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above

Arista subleases 1,000 square feet of office space for $750 on a month to month basis from Cambridge Capital, a company owned by Mr. Mathews.

Mr. Patrizio is Of Counsel to the law firm of Wollmuth Maher & Deutsch LLP, which has acted as counsel to Arista prior to the Closing and now acts as counsel to the Company. In addition, David H. Wollmuth and Rory M. Deutsch, partners in Wollmuth Maher & Deutsch LLP, beneficially own approximately 7.0% and 17.9%, respectively, of the Company. At December 31, 2017, billed and unbilled legal fees owed to Wollmuth Maher & Deutsch LLP by the Company were approximately $53,016.50.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934) and are not required to provide the information under this item.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Director” means a person other than an executive officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. According to this definition, Mr. Mathews and Mr. Williams are independent directors.

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2017 and 2016, the Company was billed $31,722 and $0, respectively, for professional services rendered for the audit and reviews of our financial statements by Ciro E. Adams, CPA, LLC.

Audit Related Fees

The Company did not incur any audit related fees for the year ended December 31, 2017 or the fiscal year ended June 30, 2017.

Tax Fees

For the Company’s year ended December 31, 2017 or the fiscal year ended June 30, 2017, the Company was not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than the fees discussed above, for services related to our audit for the year ended December 31, 2017 or the fiscal year ended June 30, 2017.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

2.1	Share Exchange Agreement between Praco Corporation, Arista Capital Ltd. and the Arista Shareholders, dated April 19, 2017 (1)
2.2	First Addendum to the Share Exchange Agreement, dated July 18, 2017 (2)
3.1	Articles of Incorporation *
3.2	By-Laws (3)
4.1	Form of Arista Financial Corp. Convertible Note *
4.2	Form of Arista Financial Corp. Warrant *
10.1	Purchase and Service Agreement between Arista and BCL-Equipment Leasing LLC dated as of September 14, 2016 (4)
10.2	Purchase and Service Agreement between Arista and BCL-Equipment Leasing LLC dated as of September 30, 2017 (4)
10.3	Employment Agreement between Registrant and Paul Patrizio, dated as of December 14, 2017 (4)
21.1	Subsidiaries of Registrant *
23.1	Consent of Ciro E. Adams, CPA, LLC *
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2017.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2017.

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-169802) filed with the SEC on October 7, 2010.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2017.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2018

ARISTA FINANCIAL CORP.

/s/ Paul Patrizio
Name: Paul Patrizio Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Patrizio	Chairman, Chief Executive Officer and Director	April 17, 2018
Paul Patrizio	(Principal Executive Officer)

/s/ Kenneth Mathews	Vice Chairman, Secretary and Treasurer, Director	April 17, 2018
Kenneth Mathews

/s/ R. Scott Williams	Director	April 17, 2018
R. Scott Williams

/s/ Walter A. Wojcik, Jr.	Chief Financial Officer	April 17, 2018
Walter A. Wojcik, Jr.	(Principal Financial and Accounting Officer)

ARISTA FINANCIAL CORP. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arista Financial Corp.

Short Hills, NJ 07078

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arista Financial Corp. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses from operations and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ciro E. Adams, CPA, LLC

Ciro E. Adams, CPA, LLC

Wilmington, DE 19806-1004

April 17, 2018

We have served as the Company’s auditor since 2017.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$728	$91,687
Financing leases receivable, net	33,125	80,443
Due from lease service provider	6,755	-
Accrued interest receivable	1,026	4,201
Prepaid expenses	780	549
Subscription receivable	50,000	-
Equipment held for sale	15,000	2,700

Total Current Assets	107,414	179,580

LONG-TERM ASSETS:
Financing leases receivable, net	19,760	63,131
Property and equipment, net	-	200

Total Long-term Assets	19,760	63,331

Total Assets	$127,174	$242,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties, net	$35,284	$-
Note payable - net	34,109	-
Accounts payable	81,266	1,000
Accrued interest payable	11,102	9,578
Accrued interest payable - related parties	186	756
Due to related party	15,000	-
Accrued expenses	43,542	5,480

Total Current Liabilities	220,489	16,814

LONG-TERM LIABILITIES:
Convertible notes payable, net	306,516	296,522
Convertible notes payable - related parties, net	-	29,009

Total Long-term Liabilities	306,516	325,531

Total Liabilities	527,005	342,345

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; No shares issued and outstanding at December 31, 2017 and 2016	-	-
Common stock: $.0001 par value, 100,000,000 shares authorized; 3,088,333 and 2,084,000 shares issued and outstanding at December 31, 2017 and 2016	309	208
Additional paid-in capital	534,353	275,445
Accumulated deficit	(934,493)	(375,087)

Total Stockholders’ Deficit	(399,831)	(99,434)

Total Liabilities and Stockholders’ Deficit	$127,174	$242,911

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016

REVENUES:
Interest on lease financings	$28,806	$13,278
Other fee income	-	750

Total revenues	28,806	14,028

OPERATING EXPENSES:
Compensation and benefits	224,041	104,180
Professional fees	134,139	16,028
Provision for lease losses	53,975	79,000
General and administrative expenses	25,015	13,538

Total operating expenses	437,170	212,746

LOSS FROM OPERATIONS	(408,364)	(198,718)

OTHER EXPENSES:
Interest expense	146,283	47,302
Interest expense - related parties	4,759	3,764

Total other expenses	151,042	51,066

LOSS BEFORE INCOME TAXES	(559,406)	(249,784)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(559,406)	$(249,784)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.26)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	2,130,777	2,000,230

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	-	$-	2,000,000	$200	$85,606	$(125,303)	$(39,497)

Common stock issued for services	-	-	84,000	8	20,992	-	21,000

Contributed services	-	-	-	-	14,663	-	14,663

Warrants issued in connection with convertible notes	-	-	-	-	154,184	-	154,184

Net loss	-	-	-	-	-	(249,784)	(249,784)

Balance, December 31, 2016	-	-	2,084,000	208	275,445	(375,087)	(99,434)

Shares issued in recapitalization	-	-	617,667	62	(97,562)	-	(97,500)

Shares issued upon conversion of debt	-	-	386,666	39	259,961	-	260,000

Warrants issued in connection with convertible notes and related party notes	-	-	-	-	96,509	-	96,509

Net loss	-	-	-	-	-	(559,406)	(559,406)

Balance, December 31, 2017	-	$-	3,088,333	$309	$534,353	$(934,493)	$(399,831)

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(559,406)	$(249,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	200	200
Stock-based compensation	-	21,000
Contributed services	-	14,663
Amortization of debt discount to interest expense	106,872	25,769
Bad debt expense	53,975	79,000
Change in operating assets and liabilities:
Financing leases receivable	54,635	13,957
Due from lease service provider	(6,755)	-
Accrued interest receivable	3,175	(4,201)
Prepaid expenses	(231)	(299)
Accounts payable	80,281	500
Accrued interest payable	1,524	8,824
Accrued interest payable - related parties	(570)	2
Accrued expenses	5,141	5,450

NET CASH USED IN OPERATING ACTIVITIES	(261,159)	(84,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment held for sale	2,700	-
Cash paid for recapitalization	(97,500)	-
Acquisition of financing leases receivable	-	(234,563)

NET CASH USED IN INVESTING ACTIVITIES	(94,800)	(234,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances received from related party	15,000	-
Proceeds from notes payable - related parties	50,000	-
Proceeds from convertible notes	200,000	400,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	265,000	400,000

NET (DECREASE) INCREASE IN CASH	(90,959)	80,518

CASH, beginning of year	91,687	11,169

CASH, end of year	$728	$91,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$33,145	$16,470
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition for financing leases receivable for accrued expense	$32,921	$-
Increase in debt discount for warrants	$96,494	$154,184
Conversion of debt in connection with recapitalization	$260,000	$-
Financing lease receivable reclassified to equipment held for sale	$15,000	$-
Increase in subscription receivable and note payable	$50,000	$-
Shares issued for recapitalization	$401,484	$-

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

Arista Financial Corp. (the “Company”) was incorporated in Nevada on December 15, 2009. Effective February 21, 2012, the Company filed with the State of Nevada a Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Hunt for Travel, Inc. to Praco Corporation (“Praco”) and on January 2, 2018, the Company changed its name to Arista Financial Corp.

On April 19, 2017, the Company entered into the Share Exchange Agreement with Arista Capital Ltd. (“Arista Capital”) and the Arista Capital Shareholders (the “Share Exchange Agreement”) pursuant to which the Company agreed, subject to the terms and conditions in the Share Exchange Agreement, to exchange newly issued shares of the Company for shares of Arista Capital held by the Arista Capital Shareholders, with Arista Capital becoming a wholly-owned subsidiary of the Company (the “Transaction”). The closing of the Transaction (the “Closing”) was to take place sixty days after the execution of this Agreement. On July 18, 2017, the parties entered into the First Addendum to the Share Exchange Agreement, pursuant to which the closing date for the Transaction was scheduled for September 15, 2017. In connection with this First Addendum, Arista Capital paid the Company a $15,000 non-refundable deposit, and had the right to extend the closing date in intervals of thirty days upon payment of an additional non-refundable deposit of $10,000 for each requested extension interval. In November 2017, Arista Capital paid the Company an additional $10,000 non-refundable deposit. The Closing occurred on December 14, 2017. At Closing, Arista Capital paid the Company $72,500 which was used to pay all remaining outstanding liabilities of Praco.

Prior to Closing, the Company restructured its equity ownership via a reverse stock split at a ratio of 13.2 to 1 which reduced the number of shares of common stock outstanding to 522,558 shares followed by the issuance of an additional 95,109 shares to certain Praco Shareholders so that there were 617,667 shares outstanding immediately prior to the Closing. On the date of the Exchange Agreement, the fair value of the 617,667 shares retained by Praco shareholders was approximately $401,000, or $0.65 per common share, based on the quoted closing price of the Company common shares. Therefore, the Praco shareholders received aggregate consideration for the acquisition of $498,500. At Closing, the Company exchanged two shares of its common stock for each outstanding share of Arista common stock. This resulted in the issuance at Closing of an additional 2,470,666 shares of common stock which consisted of 2,084,000 common shares issued to Arista Shareholders and 386,666 common shares issued to certain Arista Capital noteholders upon the conversion of convertible notes payable. Accordingly, Arista Capital Shareholders owned in the aggregate approximately 80% of the outstanding common stock of the Company, with the Praco Shareholders owning the remaining approximately 20% of the Company and Arista Capital became a wholly-owned subsidiary of the Company. At the time of the closing, under the Exchange Agreement, the Company, then known as Praco Corporation, was not engaged in any business activity and was considered a shell.

Also, at Closing, the Praco Shareholders were issued warrants for 283,749 common shares on a pro-rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except without a cashless exercise option. On the date of the Exchange Agreement, the Company calculated the fair value of the 283,749 warrants using the Black-Sholes option pricing method. The fair value of the warrants was approximately $108,000. In addition, immediately following the Closing, the Company exchanged each outstanding Arista warrant for new warrants issued by the Company entitling the holder to purchase an equal number of shares of the Company’s common stock as the number of Arista shares they were entitled to purchase upon exercise, subject to the same terms and conditions as the Arista Capital warrants except without a cashless exercise option. Also, at Closing, the Company exchanged each outstanding Arista Capital convertible note into a convertible note issued by the Company convertible into an equal amount of shares of the Company’s common stock as the number of Arista Capital shares into which such notes were convertible, subject to the same terms and conditions as the convertible notes currently held by Arista Capital convertible noteholders. As a result of such exchange offers, at Closing, the Company issued warrants to purchase 935,000 shares of Common Stock and convertible notes convertible into 199,999 shares of Common Stock.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

As of December 31, 2017, the Company has recapitalized the Company to give effect to the Share Exchange Agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Arista Capital is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Arista Capital of the Company, then known as Praco Corporation, with the issuance of stock by Arista Capital for the net assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Arista Capital. Accordingly, the Company’s financial statements prior to the closing of the reverse acquisition, reflect only business of the Arista Capital.

The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ deficit as if the transactions occurred as of the beginning of the first period presented. Thus, the 2,000,000 shares of common stock issued to the former Arista Capital stockholders are deemed to be outstanding from December 31, 2015.

Arista Capital was formed on June 10, 2014 as a Nevada corporation. The Company is a finance company that provides financing to other very small finance companies that do not have significant access to the capital markets. Typically, the Company does this by acquiring lease portfolios from such lenders at a purchase price that yields the Company an annual return and these lenders continue to service the portfolios purchased by the Company. The Company is currently focused on leases for trucks and construction equipment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the years ended December 31, 2017 and 2016 include estimates of allowances for uncollectible finance leases receivable, the useful life of property and equipment, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of equipment held for sale, and the fair value of non-cash equity transactions.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, for the year ended December 31, 2017, the Company had a net loss of $559,406 and used cash in operating activities of $261,159, respectively. Additionally, the Company had an accumulated deficit of $934,493 and had a stockholders’ deficit of $399,831 at December 31, 2017, respectively, and had minimal revenues for the year ended December 31, 2017. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that’s its ability to attract debt and equity financing in the capital markets will be greatly enhanced by becoming a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Fair value of financial instruments and fair value measurements

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820.

The carrying amounts reported in the consolidated balance sheets for cash, financing lease receivables, due from lease service provider, accrued interest receivables, prepaid expenses, notes payable, accounts payable, accrued expenses, accrued interest payable and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company does not account for any instruments at fair value using level 3 valuation.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Credit risk and concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2017 and 2016, cash in bank did not exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2017.

Financing leases receivable represent amounts due from lessees in various industries, related to equipment on direct financing leases. Currently, the Company relies on one source to acquire financing leases and to service such leases. The Company believes that other lenders are available to acquire lease portfolios if the Company cannot acquire additional financing lease receivable portfolios from its single source. Additionally, as of December 31, 2017, the Company’s portfolio of financing leases consists of five leases. A default on or loss of any of these leases would have a material adverse effect on the Company’s results of operations and financial condition.

Cash and cash equivalent

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2017 and 2016, the Company did not have any cash equivalents.

Financing leases receivable

Financing leases receivable are recorded at the aggregate future minimum lease payments, estimated unguaranteed residual value of the leased equipment less unearned income. Residual values, which are reviewed periodically, represent the estimated amount the Company expects to receive at lease termination from the disposition of the leased equipment. Actual residual values realized could differ from these estimates. The unearned income is recognized in revenues in the statements of operations over the lease term, in a manner that produces a constant rate of return on the lease. Financing leases receivable due after twelve months from the balance sheet date are reflected as a long-term asset. Financing leases receivables are periodically evaluated based on individual credit worthiness of customers. Based on this evaluation, the Company records allowance for estimated losses on these receivables.

Property and equipment

Property are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue recognition

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding. Allowances for losses on direct financing leases are typically established based on historical charge-off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible. Direct financing leases are generally placed in a nonaccrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on nonaccrual status. Leases placed on nonaccrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

Income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2017 and 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2017.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method) and common shares issuable upon the conversion of convertible notes payable (using the as-if converted method). These common stock equivalents may be dilutive in the future.

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2017	December 31, 2016
Stock warrants	1,268,749	635,000
Convertible debt	200,000	326,665

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Recent accounting pronouncements

In May 2014, FASB issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company will adopt this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 will not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with lessees.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and notes to its consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The adoption of ASU 2016-09 did not have any effect of the Company’s consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

In August 2016, the FASB issued ASU 2016-15 which addresses eight cash flow classification issues, eliminating the diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively applied as of the earliest date practicable. The adoption of ASU 2016-15 is not expected to have any impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – FINANCING LEASES RECEIVABLE

On September 14, 2016, the Company entered into a Purchase and Service Agreement with a third party lease financing company (the “Seller”) to acquire a portfolio consisting of four leases for a cash purchase price of $234,563, an amount that is estimated a yield a return on investment of approximately 20%. Additionally, the Company entered into a 2nd Purchase and Service Agreement with the Seller to acquire a portfolio consisting of four leases for a purchase price of $55,421, an amount that is estimated a yield a return on investment of approximately 20%. The purchase price for this lease portfolio consists of a cash payment of $32,921 that was paid in October 2017, and the exchange of trucks that the Company repossessed from two lessees that defaulted on their leases in July 2017. The trucks held for sale had an estimated residual value of $47,000. In connection with the exchange of the trucks held for sale as partial payment for the acquisition of this portfolio, during the year ended December 31, 2017, the Company recorded a provision for lease losses of $20,906. Additionally, in December 2017, the Company repossessed from one lessee that defaulted on their lease in 2017. At December 31, 2017, the truck held for sale has an estimated residual value of $15,000. In connection with the repossession of this truck, during the year ended December 31, 2017, the Company recorded a provision for lease losses of $16,600.

The Seller is responsible for administrating the leases, collecting all payments, and distributing funds to the Company. On a monthly basis, the Company shall pay the seller an administrative fee equal to 2% of the scheduled payment amount of each lease, 50% of all penalties or late fee charges collected, and 50% of all default interest collected. The seller shall remit the remaining amount received from the lessees to the Company. The finance leases require 36 monthly/weekly or bi-weekly payments through February 2020. Each lease is secured by ownership of the related transportation equipment. As of December 31, 2017 and 2016, financing leases receivable consists of leases for transportation equipment. At December 31, 2017 and 2016, financing leases receivable consisted of the following:

	December 31, 2017	December 31, 2016
Total minimum financing leases receivable	$89,370	$298,240
Unearned income	(11,080)	(75,666)
Total financing leases receivable	78,290	222,574
Less: allowance for uncollectible financing leases receivable	(25,405)	(79,000)
Financing leases receivable, net	52,885	143,574
Less: current portion of financing leases receivable, net	(33,125)	(80,443)
Financing leases receivable, net – long-term	$19,760	$63,131

For the years ended December 31, 2017 and 2016, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Years Ended December 31,
	2017	2016
Allowance for uncollectible financing leases receivable at beginning of year	$79,000	7,755
Provisions for credit losses	53,975	79,000
Charge-offs	(107,570)	(7,755)
Allowance for uncollectible financing leases receivable at end of year	$25,405	79,000

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

At December 31, 2017, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
2018	$68,590
2019	20,780

Future minimum gross financing leases receivable	$89,370

NOTE 4 – CONVERTIBLE DEBT

During the year ended December 31, 2015, the Company entered into 10% convertible promissory notes (the “10% Convertible Notes”) with three third party individuals in the aggregate amount of $30,000. The unpaid principal and interest was payable three years from the date of the respective 10% Convertible Note through September 2018 and bear interest computed at a rate of interest which is equal to 10.0% per annum. The Noteholders were entitled, at their option, at any time after the issuance of the 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $1.00 per common shares. In connection with the 10% Convertible Notes, the Company issued to noteholders 30,000 five-year warrants to acquire common shares at $2.00 per share. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 60,000 shares upon conversion of the full principal amount of $30,000.

During the year ended December 31, 2016, the Company entered into 10% convertible promissory notes (the “2016 10% Convertible Notes”) with seven third party individuals in the aggregate amount of $400,000. The unpaid principal and interest is payable three years from the date of the respective 2016 10% Convertible Note through December 2019 and bear interest computed at a rate of interest which is equal to 10.0% per annum. The Company may prepay any amount outstanding under the 2016 10% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount multiplied by a prepayment penalty percentage of 5.0%. The Noteholders are entitled, at their option, at any time after the issuance of the 2016 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $1.50 per common shares. The noteholders have the option to extend the due date of the notes for three additional one-year periods. In connection with the 2016 10% Convertible Notes, the Company issued to noteholders 575,000 five-year warrants to acquire common shares at $2.00 per share. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 266,666 shares to certain noteholders upon conversion of principal amount of $200,000.

During the period from July 1, 2017 to September 30, 2017, the Company entered into 12% convertible promissory notes with three individuals in the aggregate amount of $200,000. The unpaid principal and interest is payable three years from the date of the respective 12% Convertible Note through August 1, 2020 and bear interest computed at a rate of interest which is equal to 12.0% per annum. The Company may prepay any amount outstanding under the 12% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount multiplied by a prepayment penalty percentage of 5.0%. The Noteholders are entitled, at their option, at any time after the issuance of the 12% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $3.00 per common shares. In connection with the 12% Convertible Notes, the Company issued to noteholders 300,000 five-year warrants to acquire common shares at $4.00 per share.

These Convertible Notes contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions.

The Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

The Company evaluated whether or not the convertible notes and warrants above contained embedded conversion options, which meet the definition of a derivatives under ASC Topic 815.  The Company concluded that since the above convertible notes had a fixed conversion price, the convertible notes were not derivative instruments.

The convertible notes were analyzed to determine if the convertible notes have an embedded beneficial conversion feature (BCF). Based on this analysis, the Company concluded that the effective conversion price was greater than the fair value of the Company’s common stock on the note dates and therefore no BCF was recorded.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

As discussed above, in connection with convertible notes payable, the Company granted an aggregate of 905,000 warrants to note holders (See Note 7). During the years ended December 31, 2017 and 2016, on the issuance date of the respective warrants, the fair values of the warrants of $64,095 and $154,184 was recorded as a debt discount and an increase to paid-in capital, respectively. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2017	2016
Dividend rate	0	0
Term (in years)	5 years	5 years
Volatility	100.0%	100.0%
Risk-free interest rate	1.80% to 1.89%	1.00% to 1.93%

For the years ended December 31, 2017 and 2016, amortization of debt discount related to these convertible notes amounted to $104,089 and $25,012, respectively, which has been included in interest expense on the accompanying statements of operations.

As of December 31, 2017 and 2016, accrued interest payable amounted to $11,090 and $9,578, respectively. The weighted average interest rate for the years ended December 31, 2017 and 2016 was approximately 10.6% and 10.0%, respectively.

At December 31, 2017 and 2016, the convertible debt consisted of the following:

	December 31, 2017	December 31, 2016
Principal amount	$400,000	$430,000
Less: unamortized debt discount	(93,484)	(133,478)
Convertible note payable, net – long-term	$306,517	$296,522

At December 31, 2017, debt maturities are $200,000 in 2019 and $200,000 in 2020.

NOTE 5 – NOTE PAYABLE

On December 31, 2017, the Company entered into 8% promissory notes with a third party in the amount of $50,000. In connection with this promissory note, at December 31, 2017, the Company recorded a subscription receivable of $50,000. The funds were received in January 2018. The unpaid principal and interest is payable on June 8, 2018 and bear interest computed at a rate of interest which is equal to 8.0% per annum. In connection with this 8% note, on December 31, 2017, the Company issued to this noteholder 25,000 five-year warrants to acquire common shares at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

As discussed above, in connection with the note payable, the Company granted an aggregate of 25,000 warrants to noteholder. In December 2017, on the issuance date of the respective warrants, the fair values of the warrants of $16,345 was recorded as a debt discount and an increase to paid-in capital, respectively. The fair market value of each stock warrant was estimated on the date of grant of December 31, 2017 using the Black-Scholes option-pricing model using the following weighted-average assumptions:

Dividend rate	0
Term (in years)	5 years
Volatility	100.0%
Risk-free interest rate	2.20%

At December 31, 2017 and 2016, note payable consisted of the following:

	December 31, 2017	December 31, 2016
Principal amount	$50,000	$-
Less: unamortized debt discount	(15,891)	-
Notes payable, net	$34,109	$-

For the years ended December 31, 2017 and 2016, amortization of debt discount related to this note amounted to $454 and $0, respectively, which has been included in interest expense on the accompanying statements of operations.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 6 – RELATED PARTY TRANSACTIONS

Convertible notes and notes payable – related parties

Convertible notes payable – related parties

During the year ended December 31, 2015, the Company entered into 10% convertible promissory notes with certain officers and directors of the Company in the aggregate amount of $30,000. The unpaid principal and interest was payable three years from the date of the respective convertible note through May 1, 2018 and bear interest computed at a rate of interest which is equal to 10.0% per annum. These noteholders were entitled, at their option, at any time after the issuance of these 10% convertible notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $1.00 per common shares. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 60,000 shares upon conversion of the full principal amount of $30,000.

In connection with these 10% convertible notes, in 2015, the Company issued to these related party noteholders 30,000 five-year warrants to acquire common shares at $2.00 per share These warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

At December 31, 2017 and 2016, convertible debt - related parties consisted of the following:

	December 31, 2017	December 31, 2016
Principal amount	$-	$30,000
Less: unamortized debt discount	-	(991)
Convertible note payable – related parties, net	$-	$29,009

The Company evaluated whether or not the convertible notes and warrants above contained embedded conversion options, which meet the definition of a derivatives under ASC Topic 815. The Company concluded that since the above convertible notes had a fixed conversion price, the convertible notes were not derivative instruments.

The convertible notes were analyzed to determine if the convertible notes have an embedded beneficial conversion feature (BCF). Based on this analysis, the Company concluded that the effective conversion price was greater than the fair value of the Company’s common stock on the note dates and therefore no BCF was recorded.

Notes payable – related parties

In December 2017, the Company entered into 8% promissory notes with certain officers and directors of the Company in the aggregate amount of $50,000. The unpaid principal and interest is payable on June 8, 2018 and bear interest computed at a rate of interest which is equal to 8.0% per annum. In connection with these 8% notes, in December 2017, the Company issued to these related party noteholders 25,000 five-year warrants to acquire common shares at $0.01 per share These warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

As discussed above, in connection with the notes payable, the Company granted an aggregate of 25,000 warrants to note holders. In December 2017, on the issuance date of the respective warrants, the fair values of the warrants of $16,053 was recorded as a debt discount and an increase to paid-in capital, respectively. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

2017
Dividend rate	0
Term (in years)	5 years
Volatility	100.0%
Risk-free interest rate	2.14%

At December 31, 2017 and 2016, notes payable – related parties consisted of the following:

	December 31, 2017	December 31, 2016
Principal amount	$50,000	$-
Less: unamortized debt discount	(14,716)	-
Notes payable – related parties, net	$35,284	$-

In connection with related party convertible note and notes payable, the weighted average interest rate for the years ended December 31, 2017 and 2016 was approximately 10.0% and 10.0%, respectively.

For the years ended December 31, 2017 and 2016, amortization of debt discount related to these related party convertible notes and notes payable amounted to $2,329 and $758, respectively, which has been included in interest expense – related parties on the accompanying statements of operations.

As of December 31, 2017 and 2016, accrued interest payable - related parties amounted to $186 and $756, respectively. For the years ended December 31, 2017 and 2016, interest expense - related parties amounted to $4,759 and $3,764, respectively.

Due to related party

In December 2017, a director of the Company advanced $15,000 to the Company for working capital purposes. The advance in non-interest bearing and is payable on demand, On January 1, 2018, the advance was converted into a promissory note (see Note 10).

Office rent - related party

During 2016 and through June 2017, the Company continued to rent its office space from a Director of the Company on a month-to-month basis for $500 per month. In July 2017, the Company continues to rent its office space this Director on a month-to-month basis for $750 per month. For the years ended December 31, 2017 and 2016, rent expense – related party amounted to $7,500 and $3,000, respectively, and is included in general and administrative expenses on the accompanying consolidated statements of operations.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Common stock issued for services

On December 31, 2016, the Company issued 60,000 vested shares of common stock to an officer and directors of the Company for services rendered. The shares were valued at their fair value of $15,000 or $0.25 per common share which was the fair value on the date of grant based on the value of services performed. In connection with these shares, the Company recorded stock-based compensation expense of $15,000.

On December 31, 2016, the Company issued 24,000 vested shares of common stock valued to advisors of the Company for services rendered. The shares were valued at their fair value of $6,000 or $0.25 per share which was the fair value on the date of grant based on the value of services performed. In connection with these shares, the Company recorded stock-based consulting fees of $6,000.

Common shares issued upon conversion of convertible notes payable

On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 326,666 shares to certain noteholders upon conversion of principal amount of $230,000.

On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 60,000 shares to related party noteholders upon conversion of the convertible notes payable in the principal amount of $30,000.

Warrants

At Closing of the Share Exchange Agreement, the Praco Shareholders were issued warrants for 283,749 common shares on a pro-rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except without a cashless exercise option. In addition, immediately following the Closing, the Company exchanged each outstanding Arista warrant for new warrants issued by the Company entitling the holder to purchase an equal number of shares of the Company’s common stock as the number of Arista shares they were entitled to purchase upon exercise, subject to the same terms and conditions as the Arista Capital warrants except without a cashless exercise option. Also, at Closing, the Company exchanged each outstanding Arista Capital convertible note into a convertible note issued by the Company convertible into an equal amount of shares of the Company’s common stock as the number of Arista Capital shares into which such notes were convertible, subject to the same terms and conditions as the convertible notes currently held by Arista Capital convertible noteholders. As a result of such exchange offers, at Closing, the Company issued warrants to purchase 935,000 shares of Common Stock

In December 2017, the Company issued to related party noteholders 25,000 five-year warrants to acquire common shares at $0.01 per share (See Note 6). Additionally, in December 2017, the Company issued to a third party noteholder 25,000 five-year warrants to acquire common shares at $0.01 per share (See Note 5).

Warrant activities for the years ended December 31, 2017 and 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	60,000	2.00
Granted in connection with debt	575,000	2.00
Balance Outstanding December 31, 2016	635,000	2.00
Granted in connection with Share Exchange	283,749	2.00
Granted in connection with debt	350,000	3.43
Balance Outstanding December 31, 2017	1,268,749	$2.39	5.16	$-
Exercisable, December 31, 2017	1,268,749	$2.39	5.16	$-

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 8 – COMMITMENTS AND CONTINCENGIES

Employment agreement

On July 1, 2014 and effective January 1, 2015, the Company entered into an employment agreement with the Company’s chief executive officer/director (“CEO”) to serve as the Company’s Chief Executive Officer, the term of which runs for five years through December 31, 2019. The employment agreement with CEO provided that CEO’s salary for calendar year 2015 shall be $60,000. After such time as the Company raised gross proceeds from financings, CEO’s salary increased. At December 31, 2016, CEO decided to forgive any salary due and payable pursuant to the Employment Agreement of $14,663. Accordingly, the Company reflected the amounts of salary forgiven as contributed services on the statement of changes in stockholders’ deficit.

On December 14, 2017 and effective on January 1, 2018 (the “Effective Date”), the Company entered into a new employment agreement with CEO. For all services rendered by CEO pursuant to this Agreement, during the term of this Agreement the Company shall pay the CEO a salary at the following annual rates based upon the financial statements of the Company:

(i)	Upon the Effective Date, the CEO’s base compensation shall be at the annual rate of $150,000;
(ii)	Thereafter; upon the first $500,000 of gross proceeds in a financing raised by the Company, during the term of this Agreement the CEO’s base salary compensation shall be raised to $200,000;
(iii)	Thereafter; upon the next $500,000) of gross proceeds in financing raised by the Company during the term of this Agreement the CEO’s base salary compensation shall be raised to $250,000;
(iv)	Thereafter; for each additional $1,000,000 of gross proceeds in financing raised by the Company, during the term of this Agreement the CEO’s base salary compensation shall be increased by $12,000.

The Employee’s base salary shall be increased on each January 1st during the term of this Agreement by not less than five percent (5%) of the then annual compensation amount.

The Company will provide the CEO with an allowance equal to $2,000 per month for health insurance with such allowance increased on each anniversary date of this Agreement at the same rate as the CEO’s base compensation in addition to any amounts provided to employees generally.

The CEO will earn an annual bonus as follows: nine percent (9%) of the Company’s annual EBITDA (Earnings before interest expense, taxes, depreciation, and amortization and all other non-cash charges) up to the first $5,000,000 of EBITDA, then 5% on amounts thereafter, based on the audited consolidated results of the Company. This bonus shall be payable in cash within thirty days after the audit has been completed. In addition, the CEO will be entitled to a transaction bonus in the amount of $20,000 payable in cash at the closing of the Share Exchange in addition to any amounts outstanding to him from Arista at that time.

In addition, effective January 1, 2018, the CEO shall be granted 300,000 options to purchase 300,000 shares of the Corporation’s common stock exercisable at $1.00 per share which shall vest annually on a pro rata basis over the 3 year period commencing January 1, 2019.

Unless earlier terminated in accordance with the terms hereof, the term of this Agreement shall be for the period commencing as of the Effective Date and ending December 31, 2022; provided, however, that on the anniversary date of this Agreement each year thereafter, this Agreement shall automatically be extended for successive one-year periods unless the Company or the CEO shall have given the other written notice of its or his intention to terminate this Agreement at least six months prior to the anniversary date of any such year.

In the event of termination of employment by the Company pursuant to the Agreement, without cause, the Company shall continue for a period equal to the greater of (A) the balance of the term of this Agreement, or (B) two (2) years, the following: (i) the CEO’s base salary at its then annual rate, and (ii) provide to the Executive the benefits.

In the event of termination of the CEO’s employment by the Company in the first year of this Agreement for any reason whatsoever excluding a termination with cause, the Company shall pay as severance to CEO, no later than thirty days following the date of termination, the greater of (i) 300% of the maximum allowable bonus payable to the Executive pursuant to Section 4(b); or (ii) the sum of $300,000.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Future minimum commitment payments under an employment agreement at December 31, 2017 are as follows:

Years ending December 31,	Amount
2018	$184,000
2019	193,200
2020	202,860
2021	213,003
2022	223,653
Total minimum commitment employment agreement payments	$1,016,716

NOTE 9 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and 2016 consist of net operating loss carryforwards and allowanced for uncollectible financing receivables. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Income tax benefit at U.S. statutory rate of 34%	$(117,475)	$(84,927)
State income tax benefit	(36,361)	(16,236)
Non-deductible expenses	29,390	24,881
Change in effective U.S statutory rate to 21%	58,829	-
Change in valuation allowance	65,617	76,282
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
Deferred Tax Assets:
Net operating loss carryforward	$185,943	$68,861
Allowance for uncollectible financing receivables	6,986	31,995
Total deferred tax assets	192,929	100,856
Valuation allowance	(192,929)	(100,856)
Net deferred tax assets	$-	$-

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The estimated net operating loss carryforward was approximately $676,156 at December 31, 2017. The Company’s net operating loss carryforward may be limited on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $183,276 from the year ended December 31, 2017. As a result of the reduction of the federal corporate income tax rate, this increase was offset by the reduction of the value of its net deferred tax asset by $91,203 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017. The potential tax benefit arising from tax loss carryforwards will expire in 2037.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2015, 2016 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 10 - SUBSEQUENT EVENTS

On January 1, 2018, the Company entered into a line of credit promissory note with a company owned by a director of the Company in the principal amount of $50,000 or such lesser amount as may be borrowed by the Company. This line of credit promissory note shall bear interest at the rate of 12% per annum and such interest shall be paid each month. The entire outstanding principal amount of this Note shall be due and payable on December 31, 2018. On the Maturity Date, if this Note has not been paid in full, it shall bear interest from inception at the rate of 18% per annum until paid in full. On January 1, 2018, the Company reclassified $15,000 of advances received by this related party entity into this promissory note.

On March 1, 2018, the Company entered into a one year consulting agreement with a third party entity for business development services. In connection with this consulting agreement, the Company paid the consultant $5,000.

Effective January 1, 2018, in connection with an employment agreement (see Note 8), the Company granted to CEO 300,000 options to purchase 300,000 shares of the Company’s common stock exercisable at $1.00 per share which shall vest annually on a pro rata basis over the 3 year period commencing January 1, 2019.

On March 1, 2018 and effective on March 15. 2018, the Company entered into a six-month consulting agreement for business development services. In connection with the consulting agreement, the Company issued 60,000 shares of its common stock.

