Form 10-Q
period 2018-03-31
Arista Financial Corp.
filed 2018-05-15
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 333-169802

ARISTA FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-1497347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

51 JFK Parkway, First Floor West, Short Hills, NJ	07078
(Address of principal executive offices)	(Zip Code)

(973) 218-2428 (Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 7, 2018, the registrant had 3,148,333 shares of common stock, par value $0.0001 per share, issued and outstanding.

ARISTA FINANCIAL CORP.

Form 10-Q

March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,402	$728
Financing leases receivable, net	28,663	33,125
Due from lease service provider	6,850	6,755
Accrued interest receivable	1,026	1,026
Prepaid expenses	68,745	780
Subscription receivable	-	50,000
Equipment held for sale	15,000	15,000

Total Current Assets	130,686	107,414

LONG-TERM ASSETS:
Financing leases receivable, net	11,787	19,760

Total Long-term Assets	11,787	19,760

Total Assets	$142,473	$127,174

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties, net	$43,311	$35,284
Note payable - net	42,282	34,109
Accounts payable	133,474	81,266
Line of credit - related party	35,000	-
Accrued interest payable	13,874	11,102
Accrued interest payable - related parties	2,492	186
Due to related party	-	15,000
Accrued expenses	82,209	43,542

Total Current Liabilities	352,642	220,489

LONG-TERM LIABILITIES:
Convertible notes payable, net	318,012	306,516

Total Long-term Liabilities	318,012	306,516

Total Liabilities	670,654	527,005

Commitments and Contingencies (See Note 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; No shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock: $.0001 par value, 100,000,000 shares authorized; 3,148,333 and 3,088,333 shares issued and outstanding at March 31, 2018 and December 31, 2017	315	309
Additional paid-in capital	637,751	534,353
Accumulated deficit	(1,166,247)	(934,493)

Total Stockholders' Deficit	(528,181)	(399,831)

Total Liabilities and Stockholders' Deficit	$142,473	$127,174

 See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES:
Interest on lease financings	$3,673	$10,302
Other fee income	-	-

Total revenues	3,673	10,302

OPERATING EXPENSES:
Compensation and benefits	100,622	28,901
Professional fees	86,880	1,425
Provision for lease losses	(4,176)	-
General and administrative expenses	10,963	4,889

Total operating expenses	194,289	35,215

LOSS FROM OPERATIONS	(190,616)	(24,913)

OTHER EXPENSES:
Interest expense	31,503	23,845
Interest expense - related parties	9,635	929

Total other expenses	41,138	24,774

LOSS BEFORE INCOME TAXES	(231,754)	(49,687)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(231,754)	$(49,687)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.07)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	3,108,333	2,084,000

 See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,754)	$(49,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	50
Stock-based compensation	40,154	-
Amortization of debt discount to interest expense	27,696	13,431
Bad debt recovery	(4,176)	-
Change in operating assets and liabilities:
Financing leases receivable	16,611	13,761
Due from lease service provider	(95)	-
Accrued interest receivable	-	186
Prepaid expenses	(4,715)	128
Accounts payable	52,208	(3,000)
Accrued interest payable	2,772	1,764
Accrued interest payable - related parties	2,306	(756)
Accrued expenses	38,667	(9,256)

NET CASH USED IN OPERATING ACTIVITIES	(60,326)	(33,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for sale	-	2,700

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	2,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	20,000	-
Proceeds from note payable subscription receivable	50,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	-

NET INCREASE (DECREASE) IN CASH	9,674	(30,679)

CASH, beginning of period	728	91,687

CASH, end of period	$10,402	$61,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$8,364	$10,335
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$69,000	$-
Reclassification of due to related party to line of credit - related party	$15,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

As of December 31, 2017, the Company has recapitalized the Company to give effect to the Share Exchange Agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Arista Capital is considered to be capital transactions in substance, rather than a business combination. That is, the acquisition is equivalent, to the acquisition by Arista Capital of the Company, then known as Praco Corporation, with the issuance of stock by Arista Capital for the net assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Arista Capital. Accordingly, the Company’s financial statements prior to the closing of the reverse acquisition, reflect only the business of Arista Capital.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2018 and 2017 include estimates of allowances for uncollectible finance leases receivable, the useful life of property and equipment, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of equipment held for sale, and the fair value of non-cash equity transactions.

Going concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the three months ended March 31, 2018, the Company had a net loss of $231,754 and used cash in operating activities of $60,326, respectively. Additionally, the Company had an accumulated deficit of $1,166,247 and had a stockholders’ deficit of $528,181 at March 31, 2018, respectively, and had minimal revenues for the three months ended March 31, 2018. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that’s its ability to attract debt and equity financing in the capital markets will be greatly enhanced by becoming a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Credit risk and concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2018 and December 31, 2017, cash in bank did not exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2018.

Financing leases receivable represent amounts due from lessees in various industries, related to equipment on direct financing leases. Currently, the Company relies on one source to acquire financing leases and to service such leases. The Company believes that other lenders are available to acquire lease portfolios if the Company cannot acquire additional financing lease receivable portfolios from its single source. Additionally, as of March 31, 2018, the Company’s portfolio of financing leases consists of five leases. A default on or loss of any of these leases would have a material adverse effect on the Company’s results of operations and financial condition.

Cash and cash equivalent

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company did not have any cash equivalents.

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

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2018.

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

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2018	March 31, 2017
Stock warrants	1,268,749	635,000
Stock options	300,000	-
Convertible debt	200,000	326,665

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements will have a material effect on the accompanying condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 3 – FINANCING LEASES RECEIVABLE

In December 2017, the Company repossessed one truck from one lessee that defaulted on their lease in 2017. At March 31, 2018 and December 31, 2017, the truck held for sale has an estimated residual value of $15,000 and $15,000, respectively.

The Seller is responsible for administrating the leases, collecting all payments, and distributing funds to the Company. On a monthly basis, the Company shall pay the seller an administrative fee equal to 2% of the scheduled payment amount of each lease, 50% of all penalties or late fee charges collected, and 50% of all default interest collected. The seller shall remit the remaining amount received from the lessees to the Company. The finance leases require 36 monthly/weekly or bi-weekly payments through February 2020. Each lease is secured by ownership of the related transportation equipment. As of March 31, 2018 and December 31, 2017, financing leases receivable consists of leases for transportation equipment. At March 31, 2018 and December 31, 2017, financing leases receivable consisted of the following:

	March 31, 2018	December 31, 2017
Total minimum financing leases receivable	$69,085	$89,370
Unearned income	(7,406)	(11,080)
Total financing leases receivable	61,679	78,290
Less: allowance for uncollectible financing leases receivable	(21,229)	(25,405)
Financing leases receivable, net	40,450	52,885
Less: current portion of financing leases receivable, net	(28,663)	(33,125)
Financing leases receivable, net – long-term	$11,787	$19,760

For the three months ended March 31, 2018 and 2017, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Three Months Ended March 31,
	2018	2017
Allowance for uncollectible financing leases receivable at beginning of period	$25,405	$79,000
Provisions for credit losses	-	-
Bad debt recovery	(4,176)
Allowance for uncollectible financing leases receivable at end of period	$21,229	$79,000

At March 31, 2018, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
2018	$55,660
2019	13,425

Future minimum gross financing leases receivable	$69,085

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 4 – CONVERTIBLE DEBT

During the year ended December 31, 2016, the Company issued 10% convertible promissory notes (the “2016 10% Convertible Notes”) to seven third party individuals in the aggregate amount of $400,000. The unpaid principal and interest is payable three years from the date of the respective 2016 10% Convertible Note through December 2019. The Company may prepay any amount outstanding under the 2016 10% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount multiplied by a prepayment penalty percentage of 5.0%. The Noteholders are entitled, at their option, at any time after the issuance of the 2016 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $1.50 per share. The noteholders have the option to extend the due date of the notes for three additional one-year periods. In connection with the 2016 10% Convertible Notes, the Company issued to noteholders five-year warrants to acquire up to 575,000 shares of common stock at $2.00 per share. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 266,666 shares to certain noteholders upon conversion of principal amount of $200,000.

During the period from July 1, 2017 to September 30, 2017, the Company issued 12% convertible promissory notes to three individuals in the aggregate amount of $200,000. The unpaid principal and interest is payable three years from the date of the respective 12% Convertible Note through August 1, 2020. The Company may prepay any amount outstanding under the 12% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount multiplied by a prepayment penalty percentage of 5.0%. The Noteholders are entitled, at their option, at any time after the issuance of the 12% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $3.00 per share. In connection with the 12% Convertible Notes, the Company issued to noteholders five-year warrants to acquire up to 300,000 shares of common stock at $4.00 per share.

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

For the three months ended March 31, 2018 and 2017, amortization of debt discount related to these convertible notes amounted to $11,496 and $13,242, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

As of March 31, 2018 and December 31, 2017, accrued interest payable amounted to $13,874 and $11,102, respectively. The weighted average interest rate for the three months ended March 31, 2018 and 2017 was approximately 11.0% and 10.0%, respectively.

At March 31, 2018 and December 31, 2017, the convertible debt consisted of the following:

	March 31, 2018	December 31, 2017
Principal amount	$400,000	$400,000
Less: unamortized debt discount	(81,988)	(93,484)
Convertible note payable, net – long-term	$318,012	$306,517

At March 31, 2018, debt maturities are $200,000 in 2019 and $200,000 in 2020.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

NOTE 5 – NOTE PAYABLE

On December 31, 2017, the Company issued an 8% promissory notes to a third party in the amount of $50,000. In connection with this promissory note, at December 31, 2017, the Company recorded a subscription receivable of $50,000. The funds were received in January 2018. The unpaid principal and interest is payable on June 8, 2018. In connection with this 8% note, on December 31, 2017, the Company issued to this noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

As discussed above, in connection with this note payable, the Company granted a warrant to acquire an aggregate of 25,000 shares of common stock to noteholder. In December 2017, on the issuance date of the warrant, the fair value of the warrants of $16,345 was recorded as a debt discount and an increase to paid-in capital, respectively. At March 31, 2018 and December 31, 2017, note payable consisted of the following:

	March 31, 2018	December 31, 2017
Principal amount	$50,000	$50,000
Less: unamortized debt discount	(7,718)	(15,891)
Notes payable, net	$42,282	$34,109

For the three months ended March 31, 2018 and 2017, amortization of debt discount related to this note amounted to $8,173 and $0, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

In December 2017, the Company issued 8% promissory notes to certain officers and directors of the Company in the aggregate amount of $50,000. The unpaid principal and interest is payable on June 8, 2018. In connection with these 8% notes, in December 2017, the Company issued to these related party noteholders five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share These warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

As discussed above, in connection with the notes payable, the Company granted warrants to acquire an aggregate of 25,000 shares of common stock to note holders. In December 2017, on the issuance date of the respective warrants, the fair value of the warrants of $16,053 was recorded as a debt discount and an increase to paid-in capital, respectively.

At March 31, 2018 and December 31, 2017, notes payable – related parties consisted of the following:

	March 31, 2018	December 31, 2017
Principal amount	$50,000	$50,000
Less: unamortized debt discount	(6,689)	(14,716)
Notes payable – related parties, net	$43,311	$35,284

In connection with related party convertible note and notes payable, the weighted average interest rate for the three months ended March 31, 2018 and the year ended December 31, 2017 was approximately 8.0% and 9.9%, respectively.

For the three months ended March 31, 2018 and 2017, amortization of debt discount related to these related party convertible notes and notes payable amounted to $8,027 and $189, respectively, which has been included in interest expense – related parties on the accompanying condensed consolidated statements of operations.

As of March 31, 2018 and December 31, 2017, accrued interest payable - related parties amounted to $2,492 and $186, respectively. For the three months ended March 31, 2018 and 2017, interest expense - related parties amounted to $9,635 and $929, respectively.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Due to related party

In December 2017, a director of the Company advanced $15,000 to the Company for working capital purposes. The advance in non-interest bearing and is payable on demand, On January 1, 2018, the advance was converted into a line of credit promissory note.

Line of credit – related party

On January 1, 2018, the Company entered into a line of credit promissory note with a company owned by a director of the Company in the principal amount of $50,000 or such lesser amount as may be borrowed by the Company. This line of credit promissory note shall bear interest at the rate of 12% per annum and such interest shall be paid each month. The entire outstanding principal amount of this Note shall be due and payable on December 31, 2018. On the Maturity Date, if this Note has not been paid in full, it shall bear interest from inception at the rate of 18% per annum until paid in full. On January 1, 2018, the Company reclassified $15,000 of advances received by this related party entity into this promissory note. Additionally, during the three months ended March 31, 2018, the Company borrowed an additional $20,000 pursuant to the line of credit agreement. At March 31, 2018, amounts due under the line of credit amounted to $35,000.

Office rent - related party

During 2016 and through June 2017, the Company continued to rent its office space from a Director of the Company on a month-to-month basis for $500 per month. In July 2017, the Company continues to rent its office space this Director on a month-to-month basis for $750 per month. For the three months ended March 31, 2018 and 2017, rent expense – related party amounted to $2,250 and $1,500, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

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

Common stock issued for services

On March 1, 2018 and effective on March 15. 2018, the Company entered into a six-month consulting agreement for business development services. In connection with the consulting agreement, the Company issued 60,000 shares of its common stock. The shares were valued at their fair value of $69,000 or $1.15 per common share which was the fair value on the date of grant based on the closing quoted share price on the date of grant. In connection with these shares, the Company recorded stock-based consulting fees of $5,750 and prepaid expenses of $63,250 which will be amortized over the remaining agreement term.

Stock options

Effective January 1, 2018, in connection with an employment agreement (see Note 8), the Company granted to its CEO options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the options was January 1, 2018 and the options expire on January 1, 2023. The options vest as to (i) 100,000 of such shares on January 1, 2019, and (ii) as to 100,000 of such shares on January 1, 2020 and 100,000 of such shares on January 1, 2021. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 2.20%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $225,193 and will record stock-based compensation expense over the vesting period. For the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $34,404 and $0, respectively.

At March 31, 2018, there were 300,000 options outstanding and no options vested and exercisable. As of March 31, 2018, there was $190,789 of unvested stock-based compensation expense to be recognized through September 2018. The aggregate intrinsic value at March 31, 2018 was approximately $0 and was calculated based on the difference between the quoted share price on March 31, 2018 and the exercise price of the underlying options.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Stock option activities for the three months ended March 31, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	-
Granted	300,000	1.00
Balance Outstanding March 31, 2018	300,000	$1.00	4.76	$-
Exercisable, March 31, 2018	-	$-	-	$-

Warrants

Warrant activities for the three months ended March 31, 2018 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	1,268,749	2.39
Granted	-	-
Balance Outstanding March 31, 2018	1,268,749	$2.39	4.91	$-
Exercisable, March 31, 2018	1,268,749	$2.39	4.91	$-

NOTE 8 – COMMITMENTS AND CONTINCENGIES

Employment agreement

On December 14, 2017 and effective on January 1, 2018 (the “Effective Date”), the Company entered into a new employment agreement with its CEO. For all services rendered by CEO pursuant to this Agreement, during the term of this Agreement the Company shall pay the CEO a salary at the following annual rates based upon the financial statements of the Company:

(i)	Upon the Effective Date, the CEO’s base compensation shall be at the annual rate of $150,000;

(ii)	Thereafter; upon the first $500,000 of gross proceeds in a financing raised by the Company during the term of the Agreement the CEO’s base salary compensation shall be raised to $200,000;

(iii)	Thereafter; upon the next $500,000 of gross proceeds in financings raised by the Company during the term of the Agreement the CEO’s base salary compensation shall be raised to $250,000;

(iv)	Thereafter; for each additional $1,000,000 of gross proceeds in financings raised by the Company during the term of the Agreement the CEO’s base salary compensation shall be increased by $12,000.

The CEO’s base salary shall be increased on each January 1st during the term of this Agreement by not less than five percent (5%) of the then annual compensation amount.

The Company will provide the CEO with an allowance equal to $2,000 per month for health insurance with such allowance increased on each anniversary date of this Agreement at the same rate as the CEO’s base compensation in addition to any amounts provided to employees generally.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

The CEO will earn an annual bonus as follows: nine percent (9%) of the Company’s annual EBITDA (Earnings before interest expense, taxes, depreciation, and amortization and all other non-cash charges) up to the first $5,000,000 of EBITDA, then 5% on amounts thereafter, based on the audited consolidated results of the Company. This bonus shall be payable in cash within thirty days after the audit has been completed. In addition, the CEO was entitled to a transaction bonus in the amount of $20,000 payable in cash at the closing of the Share Exchange in addition to any amounts outstanding to him from Arista at that time.

In addition, effective January 1, 2018, the CEO was granted options to purchase 300,000 shares of the Corporation’s common stock at an exercise price of $1.00 per share which shall vest annually on a pro rata basis over the 3 year period commencing January 1, 2019.

Unless earlier terminated in accordance with the terms hereof, the term of the Agreement shall be for the period commencing as of the Effective Date and ending December 31, 2022; provided, however, that on each anniversary date of the Agreement, this Agreement shall automatically be extended for successive one-year periods unless the Company or the CEO shall have given the other written notice of its or his intention to terminate this Agreement at least six months prior to the anniversary date in any such year.

In the event of termination of employment by the Company pursuant to the Agreement, without cause, the Company shall continue for a period equal to the greater of (A) the balance of the term of the Agreement, or (B) two (2) years, the following: (i) the CEO’s base salary at its then annual rate, and (ii) provide to the Executive the benefits.

In the event of termination of the CEO’s employment by the Company in the first year of the Agreement for any reason whatsoever excluding a termination with cause, the Company shall pay as severance to CEO, no later than thirty days following the date of termination, the greater of (i) 300% of the maximum allowable bonus payable to the Executive pursuant to Section 4(b); or (ii) the sum of $300,000.

Future minimum commitment payments under an employment agreement at March 31, 2018 are as follows:

Years ending December 31,	Amount
2018 (remainder of year)	$157,500
2019	220,500
2020	231,525
2021	243,101
2022	255,256
Total minimum commitment employment agreement payments	$1,107,882

NOTE 9 - SUBSEQUENT EVENTS

On March 1, 2018, the Company entered into a one year consulting agreement with a third party entity for business development services. In connection with this consulting agreement, the Company paid the consultant $5,000.

In May 2018, the Company issued an 8% promissory note to an individual in the amount of $50,000. The unpaid principal and interest is payable in November 2018. In connection with these 8% notes, in May 2018, the Company issued to this individual noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the below "Forward-Looking Statements" section of this MD&A and our 2017 Form 10-K for a discussion of these risks and uncertainties.

Forward-Looking Statements

 In this report and in reports we subsequently file and have previously filed with the SEC on Forms 10-K and 10-Q and file or furnish on Form 8-K, and in related comments by our management, we use words like “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of any of those words or similar expressions to identify forward-looking statements that represent our current judgment about possible future events. In making these statements we rely on assumptions and analysis based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe these judgments are reasonable, but these statements are not guarantees of any events or financial results, and our actual results may differ materially due to a variety of important factors, both positive and negative.

We caution readers not to place undue reliance on forward-looking statements. We undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other factors that affect the subject of these statements, except where we are expressly required to do so by law.

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

The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ deficit as if the transactions occurred as of the beginning of the first periods presented.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continually evaluates such estimates, including those related to allowances for uncollectible finance receivables, income taxes, and the valuation of equity transactions. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the three months ended March 31, 2018, we had a net loss of $231,754 and used cash in operating activities of $60,326, respectively. Additionally, we had an accumulated deficit of $1,166,247 and had a stockholders’ deficit of $528,181 at March 31, 2018, respectively, and had minimal revenues for the three months ended March 31, 2018. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although we have historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets has been enhanced by becoming a public reporting company. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues

Revenues consist of interest earned of lease financings and other fee income. For the three months ended March 31, 2018, total revenues amounted to $3,673 as compared to $10,302 for the three months ended March 31, 2017, a decrease of $6,629, or 64.3%. The decrease in revenues for the periods discussed were attributable to a decrease in the revenue generated by our leasing portfolio during the 2018 period as compared to the 2017 period.

Operating Expenses

For the three months ended March 31, 2018, operating expenses amounted to $194,289 as compared to $35,215 for the three months ended March 31, 2017, an increase of $159,074, or 451.7%.

For the three months ended March 31, 2018 and 2017, operating expenses consisted of the following:

	Three months Ended March 31,
	2018	2017
Compensation and benefits	$100,622	$28,901
Professional fees	86,880	1,425
Bad debt recovery	(4,176)	-
General and administrative expenses	10,963	4,889
Total	$194,289	$35,215

●	For the three months ended March 31, 2018, compensation and benefit expense increased by $71,721, or 248.2%, as compared to the three months ended March 31, 2017. These increase was attributable to an increase in compensation paid to Arista’s chief executive officer.

●	For the three months ended March 31, 2018, professional fees increased by $85,455, or 5,996.8%, as compared to the three months ended March 31, 2017. This increase was primarily attributable to an increase in legal fees of $44.273, an increase in accounting fees of $28,500, and an increase in consulting fees of $9.242, and an increase in transfer agent fees of $3,440. During the three months ended March 31, 2018, the Company recognized stock-based consulting fees of $5,750.

●	For the three months ended March 31, 2018, we recorded a bad debt recovery of $4,176 as compared to $0 for the three months ended March 31, 2017. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses or a bad debt recovery on these receivables.

●	For the three months ended March 31, 2018, general and administrative expenses increased by $6,074 as compared to the three months ended March 31, 2017. The increase was due an increase in advertising expenses and office rent.

 Loss from Operations

As a result of the factors described above, for the three months ended March 31, 2018, loss from operations amounted to $190,616, as compared to $24,913 for the three months ended March 31, 2017, an increase of $165,703, or 665.1%.

Other Expenses

Other expenses consists of interest expense incurred on debt owed to third parties and related parties. For the three months ended March 31, 2018, interest expense amounted to $41,138, as compared to $24,774 for the three months ended March 31, 2017, an increase of $16,364, or 66.1%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2018 and 2017, net loss amounted to $231,754, or $0.07 per common share (basic and diluted), and $49,687, or $0.02 per common share (basic and diluted), respectively.

Due to lack of operating cash flows, from December 31, 2017 to March 31, 2018, accounts payable and accrued expenses increase by $52,208 and $38,667, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $10,402 and $728 on hand as of March 31, 2018 and December 31, 2017, respectively.

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

During the year ended December 31, 2016, Arista issued 10% convertible promissory notes (the “2016 10% Convertible Notes”) to seven third party individuals in the aggregate amount of $400,000. The unpaid principal and interest was payable three years from the date of the respective 2016 10% Convertible Note. The 2016 10% Convertible Notes mature between June 1, 2019 and December 31, 2019. Arista has the right to prepay any amount outstanding under the 2016 10% Convertible Note, subject to a prepayment penalty of 5.0% of the amount prepaid. The noteholders are entitled, at their option, at any time after the issuance of the 2016 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Arista common stock at a conversion price of $1.50 per share. Noteholders also have the option of extending the maturity date of their notes for up to three additional one-year periods. In connection with the 2016 10% Convertible Notes, Arista also issued to noteholders five-year warrants to acquire an aggregate of 575,000 shares of Arista common stock at $2.00 per share. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 266,666 shares to certain noteholders upon conversion of principal amount of $200,000.

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

On January 1, 2018, we entered into a line of credit promissory note with a company owned by a director of the Company in the principal amount of $50,000 or such lesser amount as may be borrowed by the Company. This line of credit promissory note shall bear interest at the rate of 12% per annum and such interest shall be paid each month. The entire outstanding principal amount of this Note shall be due and payable on December 31, 2018. On the Maturity Date, if this Note has not been paid in full, it shall bear interest from inception at the rate of 18% per annum until paid in full. On January 1, 2018, we reclassified $15,000 of advances received by this related party entity into this promissory note. Additionally, during the three months ended March 31, 2018, we borrowed an additional $20,000 pursuant to the line of credit agreement. At March 31, 2018, amounts due under the line of credit amounted to $35,000.

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this annual report. Other than revenue received from our lease portfolio, and funds received from debt financings, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations, acquire lease portfolios, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to acquire additional lease portfolios, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

Cash Flows

Net cash flow used in operating activities was $60,326 for the three months ended March 31, 2018, as compared to net cash used in operating activities of $33,379 for the three months ended March 31, 2017, an increase of $26,947. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the three months ended March 31, 2017, net cash flow provided by investing activities amounted to $2,700 and consisted of proceeds from the sale of assets held for sale of $2,700. For the three months ended March 31, 2018, we did not have any cash flows from investing activities.

Net cash provided by financing activities was $70,000 for the three months ended March 31, 2018 as compared to $0 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received proceeds from a note payable subscription receivable of $50,000 and proceeds from a related party line of credit of $20,000.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting:

●	We did not maintain effective controls to identify and maintain segregation of duties between the ability to create and post manual journal entries to the general ledger system for a key accounting individual impacting the accuracy and completeness of all key accounts and disclosures. Specifically, the individual is assigned to both prepare and post journal entries, while holding responsibility for review of certain monthly reconciliations, without his entries being subject to an independent review.

●	We did not maintain effective controls to identify accounting policies and procedures specifying the correct treatment for estimating the allowance for lease losses and the related provision for lease losses. Specifically, supporting analysis is not prepared for estimating the allowance for lease losses and the related provision for lease losses, documenting compliance with relevant GAAP and the Company’s accounting policies.

●	We did not maintain effective controls to identify and prepare a supporting analysis for each financial statement disclosure, documenting its relevance with GAAP and the Company’s accounting and disclosure policies. Specifically, an independent review of financial statements and all related disclosures is not performed by management and/or other suitably qualified personnel for completeness, consistency, and compliance with GAAP and the Company’s accounting and disclosure policies.

●	Sufficient information is not provided to our Board of Directors on a timely basis to allow monitoring of management’s objectives and strategies, the entity’s financial position and operating results, and terms of significant agreements. Specifically, the Board of Directors does not receive key information such as financial statements, analysis of significant accounts or transactions, and other financial information on a timely basis to monitor our financial position and operating results.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2018 and effective on March 15, 2018, we entered into a six-month consulting agreement for business development services. In connection with the consulting agreement, we issued 60,000 shares of our common stock.

The above securities were issued in reliance upon the exemption provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Arista Financial Corp. (Registrant)

Date: May 15, 2018	/s/ Paul Patrizio
Paul Patrizio
Chief Executive Officer and President
(principal executive officer)

Date: May 15, 2018	/s/ Walter A. Wojcik, Jr.
Walter A. Wojcik, Jr. Chief Financial Officer (principal financial officer and principal accounting officer)

