Form 10-Q
period 2018-06-30
Arista Financial Corp.
filed 2018-08-20
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of August 15, 2018, the registrant had 3,272,083 shares of common stock, par value $0.0001 per share, issued and outstanding.

ARISTA FINANCIAL CORP.

Form 10-Q

June 30, 2018

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,621	$728
Financing leases receivable, net	16,595	33,125
Due from lease service provider	5,439	6,755
Accrued interest receivable	1,026	1,026
Prepaid expenses	32,817	780
Subscription receivable	-	50,000
Equipment held for sale	-	15,000

Total Current Assets	59,498	107,414

LONG-TERM ASSETS:
Financing leases receivable, net	11,787	19,760

Total Long-term Assets	11,787	19,760

Total Assets	$71,285	$127,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties, net	$12,500	$35,284
Note payable - net	-	34,109
Accounts payable	159,885	81,266
Line of credit - related party	50,000	-
Accrued interest payable	11,196	11,102
Accrued interest payable - related parties	152	186
Due to related party	-	15,000
Accrued expenses	110,871	43,542

Total Current Liabilities	344,604	220,489

LONG-TERM LIABILITIES:
Convertible notes payable, net	362,803	306,516

Total Long-term Liabilities	362,803	306,516

Total Liabilities	707,407	527,005

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; No shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock: $.0001 par value, 100,000,000 shares authorized; 3,272,083 and 3,088,333 shares issued and outstanding at June 30, 2018 and December 31, 2017	327	309
Additional paid-in capital	787,629	534,353
Accumulated deficit	(1,424,078)	(934,493)

Total Stockholders’ Deficit	(636,122)	(399,831)

Total Liabilities and Stockholders’ Deficit	$71,285	$127,174

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES:
Interest on lease financings	$2,781	$9,295	$6,454	$19,597
Other fee income	-	-	-	-

Total revenues	2,781	9,295	6,454	19,597

OPERATING EXPENSES:
Compensation and benefits	101,661	48,441	202,283	77,342
Professional fees	105,768	42,417	192,648	43,842
Provision for lease losses	(4,037)	-	(8,213)	-
General and administrative expenses	18,974	4,847	29,937	9,736

Total operating expenses	222,366	95,705	416,655	130,920

LOSS FROM OPERATIONS	(219,585)	(86,410)	(410,201)	(111,323)

OTHER (INCOME) EXPENSES:
Interest expense	31,313	24,900	62,816	49,674
Interest expense - related parties	8,538	-	18,173	-
Gain on sale of equipment	(1,605)	-	(1,605)	-

Total other expenses	38,246	24,900	79,384	49,674

LOSS BEFORE INCOME TAXES	(257,831)	(111,310)	(489,585)	(160,997)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(257,831)	$(111,310)	$(489,585)	$(160,997)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.08)	$(0.05)	$(0.16)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	3,186,451	2,084,000	3,147,608	2,084,000

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(489,585)	$(160,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	100
Stock-based compensation	117,059	-
Amortization of debt discount to interest expense	53,833	26,863
Bad debt recovery	(4,176)	-
Change in operating assets and liabilities:
Financing leases receivable	28,679	26,620
Due from lease service provider	1,316	-
Accrued interest receivable	-	(429)
Prepaid expenses	(3,287)	257
Accounts payable	78,619	22,640
Accrued interest payable	94	1,890
Accrued interest payable - related parties	3,012	(756)
Accrued expenses	67,329	(13,397)

NET CASH USED IN OPERATING ACTIVITIES	(147,107)	(97,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for sale	15,000	2,700

NET CASH PROVIDED BY INVESTING ACTIVITIES	15,000	2,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	35,000	-
Proceeds from note payable subscription receivable	50,000	-
Proceeds from convertible notes	50,000	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	135,000	100,000

NET INCREASE (DECREASE) IN CASH	2,893	5,491

CASH, beginning of period	728	91,687

CASH, end of period	$3,621	$97,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$27,096	$21,677
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$77,000	$-
Reclassification of due to related party to line of credit - related party	$15,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Prior to Closing, the Company restructured its equity ownership via a reverse stock split at a ratio of 13.2 to 1 which reduced the number of shares of common stock outstanding to 522,558 shares followed by the issuance of an additional 95,109 shares to certain Praco Shareholders so that there were 617,667 shares outstanding immediately prior to the Closing. On the date of the Exchange Agreement, the fair value of the 617,667 shares retained by Praco shareholders was approximately $401,000, or $0.65 per common share, based on the quoted closing price of the Company common stock. Therefore, the Praco shareholders received aggregate consideration for the acquisition of $498,500. At Closing, the Company exchanged two shares of its common stock for each outstanding share of Arista common stock. This resulted in the issuance at Closing of an additional 2,470,666 shares of common stock which consisted of 2,084,000 shares of common stock issued to Arista Shareholders and 386,666 shares of common stock issued to certain Arista Capital noteholders upon the conversion of convertible notes payable. Accordingly, Arista Capital Shareholders owned in the aggregate approximately 80% of the outstanding common stock of the Company, with the Praco Shareholders owning the remaining approximately 20% of the Company and Arista Capital became a wholly-owned subsidiary of the Company. At the time of the Closing, under the Exchange Agreement, the Company, then known as Praco Corporation, was not engaged in any business activity and was considered a shell.

Also, at Closing, the Praco Shareholders were issued warrants for 283,749 shares of common stock on a pro-rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except without a cashless exercise option. On the date of the Exchange Agreement, the Company calculated the fair value of the 283,749 warrants using the Black-Sholes option pricing method. The fair value of the warrants was approximately $108,000. In addition, immediately following the Closing, the Company exchanged each outstanding Arista warrant for new warrants issued by the Company entitling the holder to purchase an equal number of shares of the Company’s common stock as the number of Arista shares they were entitled to purchase upon exercise, subject to the same terms and conditions as the Arista Capital warrants except without a cashless exercise option. Also, at Closing, the Company exchanged each outstanding Arista Capital convertible note into a convertible note issued by the Company convertible into an equal amount of shares of the Company’s common stock as the number of Arista Capital shares into which such notes were convertible, subject to the same terms and conditions as the convertible notes currently held by Arista Capital convertible noteholders. As a result of such exchange offers, at Closing, the Company issued warrants to purchase 935,000 shares of common stock and convertible notes convertible into 199,999 shares of common stock.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

As of December 31, 2017, the Company has recapitalized the Company to give effect to the Share Exchange Agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Arista Capital is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Arista Capital of the Company, then known as Praco Corporation, with the issuance of stock by Arista Capital for the net assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Arista Capital. Accordingly, the Company’s financial statements prior to the closing of the reverse acquisition, reflect only the business of Arista Capital.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three and six months ended June 30, 2018 and 2017 include estimates of allowances for uncollectible finance leases receivable, the useful life of property and equipment, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of equipment held for sale, and the fair value of non-cash equity transactions.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Going concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the six months ended June 30, 2018, the Company had a net loss of $489,585 and used cash in operating activities of $147,107, respectively. Additionally, the Company had an accumulated deficit of $1,424,078, had a stockholders’ deficit of $636,122, and had a working capital deficit of $285,106 at June 30, 2018, respectively, and had minimal revenues for the six months ended June 30, 2018. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is now enhanced by becoming a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Credit risk and concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2018 and December 31, 2017, cash in bank did not exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2018.

Financing leases receivable represent amounts due from lessees in various industries, related to equipment on direct financing leases. Currently, the Company relies on one source to acquire financing leases and to service such leases. The Company believes that other lenders are available to acquire lease portfolios if the Company cannot acquire additional financing lease receivable portfolios from its single source. Additionally, as of June 30, 2018, the Company’s portfolio of financing leases consists of five leases. A default on or loss of any of these leases would have a material adverse effect on the Company’s results of operations and financial condition.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

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

Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2018 and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2014. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2018.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive shares of common stock consist of common stock issuable for stock warrants (using the treasury stock method) and shares of common stock issuable upon the conversion of convertible notes payable (using the as-if converted method). These common stock equivalents may be dilutive in the future.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

All potentially dilutive shares of common stock were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2018	June 30, 2017
Stock warrants	1,293,749	635,000
Stock options	300,000	-
Convertible debt	200,000	359,998

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 3 – FINANCING LEASES RECEIVABLE

In December 2017, the Company repossessed one truck from one lessee that defaulted on their lease in 2017. At December 31, 2017, the truck held for sale had an estimated residual value of $15,000. On June 13, 2018, the Company sold the truck to a third party for $17,100. Accordingly, the Company recorded a gain on sale of equipment of $2,100 less servicing fees of $495 for a net gain on sale of equipment of $1,605 for the three and six months ended June 30, 2018.

The seller, as lease service provider, is responsible for administrating the leases, collecting all payments, and distributing funds to the Company. On a monthly basis, the Company shall pay the seller an administrative fee equal to 2% of the scheduled payment amount of each lease, 50% of all penalties or late fee charges collected, and 50% of all default interest collected. The seller shall remit the remaining amount received from the lessees to the Company. The finance leases require 36 monthly/weekly or bi-weekly payments through February 2020. Each lease is secured by ownership of the related transportation equipment. As of June 30, 2018 and December 31, 2017, financing leases receivable consists of leases for transportation equipment. At June 30, 2018 and December 31, 2017, financing leases receivable consisted of the following:

	June 30, 2018	December 31, 2017
Total minimum financing leases receivable	$50,200	$89,370
Unearned income	(4,626)	(11,080)
Total financing leases receivable	45,574	78,290
Less: allowance for uncollectible financing leases receivable	(17,192)	(25,405)
Financing leases receivable, net	28,382	52,885
Less: current portion of financing leases receivable, net	(16,595)	(33,125)
Financing leases receivable, net – long-term	$11,787	$19,760

For the six months ended June 30, 2018 and 2017, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Six Months Ended June 30,
	2018	2017
Allowance for uncollectible financing leases receivable at beginning of period	$25,405	$79,000
Provisions for credit losses	-	-
Bad debt recovery	(8,213)	-
Allowance for uncollectible financing leases receivable at end of period	$17,192	$79,000

At June 30, 2018, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
2018	$36,775
2019	13,425

Future minimum gross financing leases receivable	$50,200

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On May 31, 2018 one of the three noteholders of the 12% Convertible Notes purchased one of the others’ 12% Convertible note which has an unpaid principal balance of $50,000 and had accrued interest of $1,132, for an aggregate purchase price of $51,132. Accordingly, this note had warrants to acquire 75,000 shares of the Company’s common stock at a price of $4.00 per share that was transferred to the new noteholder. As an incentive for purchasing the note, the Company issued to the noteholder 5,000 shares of the Company’s common stock which was recorded as professional fees during the three and six months ended June 30, 2018. The shares were valued at a price of $0.80 per share, or $4,000 (see Note 7).

In May 2018, the Company issued an 8% promissory note to an individual in the amount of $50,000. The unpaid principal and interest is payable in November 2018. In connection with these 8% notes, in May 2018, the Company issued to this individual noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. On June 15, 2018, the Company and noteholder restructured the 8% promissory note to an 11% convertible promissory note for the aggregate amount of $50,000. The unpaid principal and interest is now payable on June 15, 2021. The Company may prepay any amount outstanding under the 11% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount, plus accrued but unpaid interest through the date of such redemption date, multiplied by a prepayment penalty percentage of 5.0%. The Noteholder is entitled, at their option, at any time after the issuance of the 11% Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $2.00 per share. In connection with the 11% Convertible Note, the Company issued to the noteholder five-year warrants to acquire up to 25,000 shares of common stock at $3.00 per share in replacement of the previous warrants associated with the 8% note valued at $16,939, using the below assumptions with the Black-Scholes option-pricing model. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

As discussed above, in connection with convertible notes payable, the Company granted an aggregate of 25,000 warrants to note holders (See Note 7). During the six months ended June 30, 2018 and 2017, on the issuance date of the respective warrants, the fair value of the warrants of $16,939 and $0 was recorded as a debt discount and an increase to paid-in capital, respectively. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2018	2017
Dividend rate	0	-
Term (in years)	5 years	-
Volatility	100.0%	-
Risk-free interest rate	1.71%	-

For the six months ended June 30, 2018 and 2017, amortization of debt discount related to these convertible notes amounted to $23,225 and $26,251, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

As of June 30, 2018 and December 31, 2017, accrued interest payable amounted to $11,196 and $11,102, respectively. The weighted average interest rate for the six months ended June 30, 2018 and 2017 was approximately 11.0% and 11.0%, respectively.

At June 30, 2018 and December 31, 2017, the convertible debt consisted of the following:

	June 30, 2018	December 31, 2017
Principal amount	$450,000	$400,000
Less: unamortized debt discount	(87,197)	(93,484)
Convertible note payable, net – long-term	$362,803	$306,517

At June 30, 2018, debt maturities are $200,000 in 2019, $200,000 in 2020 and $50,000 in 2021.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

NOTE 5 – NOTE PAYABLE

On December 31, 2017, the Company issued an 8% promissory notes to a third party in the amount of $50,000. In connection with this promissory note, at December 31, 2017, the Company recorded a subscription receivable of $50,000. The funds were received in January 2018. The unpaid principal and interest was payable on June 8, 2018. In connection with this 8% note, on December 31, 2017, the Company issued to this noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

As discussed above, in connection with this note payable, the Company granted a warrant to acquire an aggregate of 25,000 shares of common stock to noteholder. In December 2017, on the issuance date of the warrant, the fair value of the warrants of $16,345 was recorded as a debt discount and an increase to paid-in capital, respectively.

On May 31, 2018, the noteholder elected to convert the unpaid principal of $50,000 and accrued interest of $1,665, into 65,000 shares of the Company’s common stock at a price of $0.80 per share. At June 30, 2018 and December 31, 2017, note payable consisted of the following:

	June 30, 2018	December 31, 2017
Principal amount	$-	$50,000
Less: unamortized debt discount	-	(15,891)
Notes payable, net	$-	$34,109

Upon conversion on May 31, 2018, the Company expensed the remaining debt discount relating to the above warrants of $7,718 to interest expense on the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, amortization of debt discount related to this note amounted to $15,891 and $0, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

In December 2017, the Company issued 8% promissory notes to certain officers and directors of the Company in the aggregate amount of $50,000. The unpaid principal and interest was payable on June 8, 2018. In connection with these 8% notes, in December 2017, the Company issued to these related party noteholders five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share These warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

As discussed above, in connection with the notes payable, the Company granted warrants to acquire an aggregate of 25,000 shares of common stock to note holders. In December 2017, on the issuance date of the respective warrants, the fair value of the warrants of $16,053 was recorded as a debt discount and an increase to paid-in capital, respectively.

On May 31, 2018 the noteholders elected to convert unpaid principal of $37,500 and accrued interest of $1,381, into 48,750 shares of the Company’s common stock at a price of $0.80 per share.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

At June 30, 2018 and December 31, 2017, notes payable – related parties consisted of the following:

	June 30, 2018	December 31, 2017
Principal amount	$12,500	$50,000
Less: unamortized debt discount	-	(14,716)
Notes payable – related parties, net	$12,500	$35,284

On June 1, 2018, the Company and noteholder restructured the remaining 8% promissory note of $12,500 into a 10% promissory note with all unpaid principal and interest due on December 31, 2018.

In connection with related party convertible note and notes payable, the weighted average interest rate for the six months ended June 30, 2018 and the year ended December 31, 2017 was approximately 8.0% and 9.9%, respectively.

Upon conversion on May 31, 2018, the Company expensed the remaining debt discount relating to the above warrants of $5,017 to interest expense on the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, amortization of debt discount related to these related party convertible notes and notes payable amounted to $14,716 and $612, respectively, which has been included in interest expense – related parties on the accompanying condensed consolidated statements of operations.

As of June 30, 2018 and December 31, 2017, accrued interest payable - related parties amounted to $152 and $186, respectively. For the three months ended June 30, 2018 and 2017, interest expense - related parties amounted to $8,538 and $0, respectively. For the six months ended June 30, 2018 and 2017, interest expense - related parties amounted to $18,173 and $0, respectively.

Due to related party

In December 2017, a director of the Company advanced $15,000 to the Company for working capital purposes. The advance is non-interest bearing and is payable on demand, On January 1, 2018, the advance was converted into a line of credit promissory note.

Line of credit – related party

On January 1, 2018, the Company entered into a line of credit promissory note with a company owned by a director of the Company in the principal amount of $50,000 or such lesser amount as may be borrowed by the Company. This line of credit promissory note shall bear interest at the rate of 12% per annum and such interest shall be paid each month. The entire outstanding principal amount of this Note shall be due and payable on December 31, 2018. On the Maturity Date, if this Note has not been paid in full, it shall bear interest from inception at the rate of 18% per annum until paid in full. On January 1, 2018, the Company reclassified $15,000 of advances received by this related party entity into this promissory note. Additionally, during the six months ended June 30, 2018, the Company borrowed an additional $35,000 pursuant to the line of credit agreement. At June 30, 2018, amounts due under the line of credit amounted to $50,000.

Office rent - related party

During 2016 and through June 2017, the Company continued to rent its office space from a Director of the Company on a month-to-month basis for $500 per month. In July 2017, the Company continues to rent its office space this Director on a month-to-month basis for $750 per month. For the three months ended June 30, 2018 and 2017, rent expense – related party amounted to $2,250 and $1,500, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, rent expense – related party amounted to $4,500 and $3,000, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Common stock issued for services

On March 1, 2018 and effective on March 15, 2018, the Company entered into a six-month consulting agreement for business development services. In connection with the consulting agreement, the Company issued 60,000 shares of its common stock. The shares were valued at their fair value of $69,000 or $1.15 per common share which was the fair value on the date of grant based on the closing quoted share price on the date of grant. In connection with these shares, the Company recorded stock-based consulting fees of $5,750 and prepaid expenses of $63,250 which will be amortized over the remaining agreement term.

On June 13, 2018, the Company issued 5,000 shares of its common stock at a price of $0.80 per share or $4,000 based on the value of services rendered for investor relations services.

Common stock issued for note conversion

On May 31, 2018 the Company issued 65,000 shares at a price of $0.80 per share for a conversion of note payable and accrued interest for an aggregate value of $51,665 (see Note 5).

On May 31, 2018 the Company issued 48,750 shares at a price of $0.80 per share for conversions of notes payable – related parties and accrued interest – related parties for an aggregate value of $38,881 (see Note 6).

On May 31, 2018, the Company issued 5,000 shares of its common stock to a noteholder as an incentive for purchasing another noteholders loan with the Company (see Note 4). The fair value was determined at a price of $0.80 per share, or $4,000, using the value of services rendered to third parties.

Stock options

Effective January 1, 2018, in connection with an employment agreement (see Note 8), the Company granted to its CEO options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the options was January 1, 2018 and the options expire on January 1, 2023. The options vest as to (i) 100,000 of such shares on January 1, 2019, and (ii) as to 100,000 of such shares on January 1, 2020 and 100,000 of such shares on January 1, 2021. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 2.20%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $225,193 and will record stock-based compensation expense over the vesting period. For the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $34,405 and $0, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $68,809 and $0, respectively.

At June 30, 2018, there were 300,000 options outstanding and no options vested and exercisable. As of June 30, 2018, there was $156,384 of unvested stock-based compensation expense to be recognized through December 2020. The aggregate intrinsic value at June 30, 2018 was approximately $0 and was calculated based on the difference between the quoted share price on June 30, 2018 and the exercise price of the underlying options.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

Stock option activities for the six months ended June 30, 2018 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	-	-
Granted	300,000	1.00
Balance Outstanding June 30, 2018	300,000	$1.00	4.51	$-
Exercisable, June 30, 2018	-	$-	-	$-

Warrants

Warrant activities for the six months ended June 30, 2018 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	1,268,749	2.39
Granted	25,000	3.00
Balance Outstanding June 30, 2018	1,293,749	$2.45	4.67	$-
Exercisable, June 30, 2018	1,293,749	$2.45	4.67	$-

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

JUNE 30, 2018

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

Future minimum commitment payments under an employment agreement at June 30, 2018 are as follows:

Years ending December 31,	Amount
2018 (remainder of year)	$105,000
2019	220,500
2020	231,525
2021	243,101
2022	255,256
Total minimum commitment employment agreement payments	$1,055,382

NOTE 9 - SUBSEQUENT EVENTS

Investment agreement

On July 19, 2018, the Company entered into an investment agreement with a third party entity to invest up to $5,000,000 over a commitment period of three years by purchasing the Company’s common stock under Section 4(a)(2) of the Securities Act of 1933. This financing requires the company to file an S-1 registration statement with the SEC within 35 days of the agreement.

Line of credit – related party

On August 1, 2018 the Company amended the terms of the line of credit agreement dated January 1, 2018 with the related party lender to increase the principal amount from $50,000 to $60,000. All other terms under the line of credit remain the same. On August 6, 2018, the Company borrowed an additional $9,000 pursuant to the line of credit agreement.

Consulting agreement

On August 6, 2018 the Company entered into a consulting agreement with a third party to perform services relating to investor relations and due diligence. The term of this agreement is for a period of two years unless terminated earlier with a thirty day prior written notice. This consultant will introduce investors to the company and will be paid 8% of the capital raised by the investor introduced.

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

Prior to Closing, the Company restructured its equity ownership via a reverse stock split at a ratio of 13.2 to 1 which reduced the number of shares of common stock outstanding to 522,558 shares followed by the issuance of an additional 95,109 shares to certain Praco shareholders so that there were 617,667 shares outstanding immediately prior to the Closing. On the date of the Share Exchange Agreement, the fair value of the 617,667 shares retained by Praco shareholders was approximately $401,000, or $0.65 per share, based on the quoted closing price of the Company common stock. Therefore, the Praco shareholders received aggregate consideration for the acquisition of $498,500. At Closing, the Company exchanged two shares of its common stock for each outstanding share of Arista common stock. This resulted in the issuance at Closing of an additional 2,470,666 shares of common stock which consisted of 2,084,000 shares of common stock issued to Arista Shareholders and 386,666 shares of common stock issued to certain Arista Capital noteholders upon the conversion of convertible notes payable. Accordingly, Arista Capital Shareholders owned in the aggregate approximately 80% of the outstanding common stock of the Company, with the Praco Shareholders owning the remaining approximately 20% of the Company and Arista Capital became a wholly-owned subsidiary of the Company. At the time of the Closing, under the Share Exchange Agreement, the Company, then known as Praco Corporation, was not engaged in any business activity and was considered a shell.

Also, at Closing, the Praco shareholders were issued warrants for 283,749 shares of common stock on a pro-rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except without a cashless exercise option. On the date of the Share Exchange Agreement, the Company calculated the fair value of the 283,749 warrants using the Black-Sholes option pricing method. The fair value of the warrants was approximately $108,000. In addition, immediately following the Closing, the Company exchanged each outstanding Arista warrant for new warrants issued by the Company entitling the holder to purchase an equal number of shares of the Company’s common stock as the number of Arista shares they were entitled to purchase upon exercise, subject to the same terms and conditions as the Arista Capital warrants except without a cashless exercise option. Also, at Closing, the Company exchanged each outstanding Arista Capital convertible note into a convertible note issued by the Company convertible into an equal amount of shares of the Company’s common stock as the number of Arista Capital shares into which such notes were convertible, subject to the same terms and conditions as the convertible notes currently held by Arista Capital convertible noteholders. As a result of such exchange offers, at Closing, the Company issued warrants to purchase 935,000 shares of common stock and convertible notes convertible into 199,999 shares of common stock.

As of December 31, 2017, the Company has recapitalized the Company to give effect to the Share Exchange Agreement discussed above. Under generally accepted accounting principles, the acquisition by the Company of Arista is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Arista of the Company, then known as Praco Corporation, with the issuance of stock by Arista for the net assets of the Company. This transaction is reflected as a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse takeover accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Arista Capital. Accordingly, the Company’s financial statements prior to the closing of the reverse acquisition, reflect only business of the Arista Capital.

The accompanying condensed consolidated financial statements reflect the recapitalization of the stockholders’ deficit as if the transactions occurred as of the beginning of the first periods presented.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the six months ended June 30, 2018, we had a net loss of $489,585 and used cash in operating activities of $147,107, respectively. Additionally, we had an accumulated deficit of $1,424,078 and had a stockholders’ deficit of $636,122 at June 30, 2018, respectively, and had minimal revenues for the six months ended June 30, 2018. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although we have historically raised capital from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is now enhanced by becoming a public reporting company. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

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

Results of Operations

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenues

Revenues consist of interest earned of lease financings and other fee income. For the three months ended June 30, 2018, total revenues amounted to $2,781 as compared to $9,295 for the three months ended June 30, 2017, a decrease of $6,514, or 70.1%. For the six months ended June 30, 2018, total revenues amounted to $6,454 as compared to $19,597 for the six months ended June 30, 2017, a decrease of $13,143, or 67.1%. The decrease in revenues for the periods discussed were attributable to a decrease in the revenue generated by our leasing portfolio during the 2018 periods as compared to the 2017 periods.

Operating Expenses

For the three months ended June 30, 2018, operating expenses amounted to $222,366 as compared to $95,705 for the three months ended June 30, 2017, an increase of $126,661, or 132.3%. For the six months ended June 30, 2018, operating expenses amounted to $416,655 as compared to $130,920 for the six months ended June 30, 2017, an increase of $285,735, or 218.3%.

For the three and six months ended June 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Compensation and benefits	$101,661	$48,411	$202,283	$77,342
Professional fees	105,768	42,417	192,648	43,842
Bad debt recovery	(4,037)	-	(8,213)	-
General and administrative expenses	18,974	4,847	29,937	9,736
Total	$222,366	$95,705	$416,655	$130,920

●	For the three months ended June 30, 2018, compensation and benefit expense increased by $53,220, or 109.9%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, compensation and benefit expense increased by $124,941, or 161.5%, as compared to the six months ended June 30, 2017. These increase was attributable to an increase in compensation paid to Arista’s chief executive officer which includes stock based compensation of $68,809 for the six months ended June 30, 2018 for stock options granted on January 1, 2018.

●	For the three months ended June 30, 2018, professional fees increased by $63,351, or 149.4%, as compared to the three months ended June 30, 2017. This increase was primarily attributable to an increase in legal fees of $9,900, a decrease in accounting fees of $500, an increase in consulting fees of $31,300, and an increase in transfer agent fees of $500. During the three months ended June 30, 2018, we recognized stock-based consulting fees of $34,500. For the six months ended June 30, 2018, professional fees increased by $148,806, or 339.4%, as compared to the six months ended June 30, 2017. This increase was primarily attributable to an increase in legal fees of $54,200, an increase in accounting fees of $44,000, an increase in consulting fees of $46,700, and an increase in transfer agent fees of $4,000. During the six months ended June 30, 2018, the Company recognized stock-based consulting fees of $40,250.

●	For the three months ended June 30, 2018, we recorded a bad debt recovery of $4,037 as compared to $0 for the three months ended June 30, 2017. For the six months ended June 30, 2018, we recorded a bad debt recovery of $8,213 as compared to $0 for the six months ended June 30, 2017. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses or a bad debt recovery on these receivables.

●	For the three months ended June 30, 2018, general and administrative expenses increased by $14,127 as compared to the three months ended June 30, 2017. The increase was due an increase in investor relations expenses and office rent. For the six months ended June 30, 2018, general and administrative expenses increased by $20,201 as compared to the six months ended June 30, 2017. The increase was due an increase in investor relations expenses and office rent.

Loss from Operations

As a result of the factors described above, for the three months ended June 30, 2018, loss from operations amounted to $219,585, as compared to $86,410 for the three months ended June 30, 2017, an increase of $133,175, or 154.1%. For the six months ended June 30, 2018, loss from operations amounted to $410,201, as compared to $111,323 for the six months ended June 30, 2017, an increase of $298,878, or 268.5%.

Other Expenses

Other expenses consists of interest expense incurred on debt owed to third parties and related parties as well as gain on sales of equipment. For the three months ended June 30, 2018, interest expense amounted to $31,313, as compared to $24,900 for the three months ended June 30, 2017, an increase of $6,413, or 25.8%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount. For the six months ended June 30, 2018, interest expense amounted to $62,816, as compared to $49,674 for the six months ended June 30, 2017, an increase of $13,142, or 26.5%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2018 and 2017, net loss amounted to $257,831, or $0.08 per common share (basic and diluted), and $111,310, or $0.05 per common share (basic and diluted), respectively. For the six months ended June 30, 2018 and 2017, net loss amounted to $489,585, or $0.16 per common share (basic and diluted), and $160,997, or $0.08 per common share (basic and diluted), respectively.

Due to lack of operating cash flows, from December 31, 2017 to June 30, 2018, accounts payable and accrued expenses increased by $78,619 and $67,329, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $3,621 and $728 on hand as of June 30, 2018 and December 31, 2017, respectively.

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

On January 1, 2018, we entered into a line of credit promissory note with a company owned by a director of the Company in the principal amount of $50,000 or such lesser amount as may be borrowed by the Company. This line of credit promissory note shall bear interest at the rate of 12% per annum and such interest shall be paid each month. The entire outstanding principal amount of this Note shall be due and payable on December 31, 2018. On the Maturity Date, if this Note has not been paid in full, it shall bear interest from inception at the rate of 18% per annum until paid in full. On January 1, 2018, we reclassified $15,000 of advances received by this related party entity into this promissory note. Additionally, during the six months ended June 30, 2018, we borrowed an additional $35,000 pursuant to the line of credit agreement. At June 30, 2018, amounts due under the line of credit amounted to $50,000.

On May 31, 2018 one of the three third party individuals of the 12% Convertible Notes purchased one of the others’ 12% Convertible note which has an unpaid principal balance of $50,000 and had accrued interest of $1,132, for an aggregate purchase price of $51,132. Accordingly, this note had warrants to acquire 75,000 shares of Arista common stock at a price of $4.00 per share and will be transferred to the noteholder. As an incentive for purchasing the note, we issued to the noteholder 5,000 shares of Arista common stock at a price of $0.80 per share.

In May 2018, we issued an 8% promissory note to an individual in the amount of $50,000. The unpaid principal and interest were payable in November 2018. In connection with this 8% note, in May 2018, we issued to this individual noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting Arista common stock. On June 15, 2018 we restructured the 8% promissory note to an 11% convertible promissory note for the aggregate amount of $50,000. The unpaid principal and interest is now payable on June 15, 2021. We may prepay any amount outstanding under the 11% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount, plus accrued but unpaid interest through the date of such redemption date, multiplied by a prepayment penalty percentage of 5.0%. The noteholder is entitled, at their option, at any time after the issuance of the 11% Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Arista common stock at a conversion price of $2.00 per share. In connection with the 11% Convertible Note, we issued to the noteholder five-year warrants to acquire up to 25,000 shares of common stock at $3.00 per share. The warrants are exercisable for shares of Arista common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting Arista common stock.

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

Cash Flows

Net cash flow used in operating activities was $147,107 for the six months ended June 30, 2018, as compared to net cash used in operating activities of $97,209 for the six months ended June 30, 2017, an increase of $49,898. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the six months ended June 30, 2018, net cash flow provided by investing activities amounted to $15,000 and consisted of proceeds from the sale of assets held for sale of $15,000. For the six months ended June 30, 2017, net cash flow provided by investing activities amounted to $2,700 and consisted of proceeds from the sale of assets held for sale of $2,700.

Net cash provided by financing activities was $135,000 for the six months ended June 30, 2018 as compared to $100,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received proceeds from a note payable subscription receivable of $50,000, proceeds from a related party line of credit of $35,000 and proceeds from convertible notes of $50,000. During the six months ended June 30, 2017, we received proceeds from convertible notes of $100,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2018, we issued an 8% promissory note to an individual in the amount of $50,000. The unpaid principal and interest were payable in November 2018. In connection with this 8% note, in May 2018, we issued to this individual noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting Arista common stock. On June 15, 2018 we restructured the 8% promissory note to an 11% convertible promissory note for the aggregate amount of $50,000. The unpaid principal and interest is now payable on June 15, 2021. We may prepay any amount outstanding under the 11% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount, plus accrued but unpaid interest through the date of such redemption date, multiplied by a prepayment penalty percentage of 5.0%. The noteholder is entitled, at their option, at any time after the issuance of the 11% Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into Arista common stock at a conversion price of $2.00 per share. In connection with the 11% Convertible Note, we issued to the noteholder five-year warrants to acquire up to 25,000 shares of common stock at $3.00 per share. The warrants are exercisable for shares of Arista common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting Arista common stock.

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

Arista Financial Corp. (Registrant)

Date: August 20, 2018	/s/ Paul Patrizio
Paul Patrizio
Chief Executive Officer and President
(principal executive officer)

Date: August 20, 2018	/s/ Walter A. Wojcik, Jr.
Walter A. Wojcik, Jr. Chief Financial Officer (principal financial officer and principal accounting officer)

