Form 10-Q
period 2018-09-30
Arista Financial Corp.
filed 2018-11-19
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

As of November 19, 2018, the registrant had 3,429,083 shares of common stock, par value $0.0001 per share, issued and outstanding.

ARISTA FINANCIAL CORP.

Form 10-Q

September 30, 2018

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	28,796	728
Financing leases receivable, net	77,557	33,125
Due from lease service provider	877	6,755
Accrued interest receivable	-	1,026
Prepaid expenses	98,500	780
Subscription receivable	-	50,000
Equipment held for sale	-	15,000
Total Current Assets	205,730	107,414
LONG-TERM ASSETS:
Financing leases receivable, net	16,431	19,760
Total Long-term Assets	16,431	19,760
Total Assets	222,161	127,174
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Notes payable - related parties, net	12,500	35,284
Note payable - net	-	34,109
Accounts payable	151,680	81,266
Line of credit - related party	60,000	-
Accrued interest payable	14,663	11,102
Accrued interest payable - related parties	2,113	186
Due to related party	-	15,000
Accrued expenses	100,514	43,542
Total Current Liabilities	341,470	220,489
LONG-TERM LIABILITIES:
Convertible notes payable, net	432,263	306,516
Total Long-term Liabilities	432,263	306,516
Total Liabilities	773,733	527,005

Redeemable Series A Preferred stock, $0.0001 par value; 51 shares authorized 51 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	51,000	-

Commitments and Contingencies (See Note 10)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 51 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017
Common stock: $0.0001 par value, 200,000,000 shares authorized; 3,272,083 and 3,088,333 shares issued and outstanding at September 30, 2018 and December 31, 2017	337	309
Additional paid-in capital	1,004,339	534,353
Accumulated deficit	(1,607,248)	(934,493)
Total Stockholders’ Deficit	(602,572)	(399,831)
Total Liabilities and Stockholders’ Deficit	222,161	127,174

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES:
Interest on lease financings	$1,685	$3,016	8,139	$22,613

Total revenues	1,685	3,016	8,139	22,613

OPERATING EXPENSES:
Compensation and benefits	86,904	61,748	289,187	139,090
Professional fees	54,734	20,908	247,382	64,750
Provision for lease losses	(5,722)	24,500	(13,935)	24,500
General and administrative expenses	7,691	6,920	37,628	16,656

Total operating expenses	143,607	114,076	560,262	244,996

LOSS FROM OPERATIONS	(141,922)	(111,060)	(552,123)	(222,383)

OTHER (INCOME) EXPENSES:
Interest expense	37,718	31,696	100,534	81,370
Interest expense - related parties	3,530	2,812	21,703	2,812
Gain on sale of equipment	-	-	-1,605	-

Total other expenses	41,248	34,508	120,632	84,182

LOSS BEFORE INCOME TAXES	(183,170)	(145,568)	(672,755)	(306,565)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(183,170)	$(145,568)	$(672,755)	$(306,565)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.06)	$(0.14)	$(0.14)	$(0.29)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	3,204,693	1,042,000	4,829,008	1,042,000

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(672,755)	$(306,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	150
Stock-based compensation	192,797	-
Amortization of debt discount to interest expense	76,857	44,747
Bad debt recovery	(4,176)	24,500
Change in operating assets and liabilities:
Financing leases receivable	(36,927)	35,608
Due from lease service provider	5,878	-
Accrued interest receivable	1,026	1,909
Prepaid expenses	(1,552)	(15,420)
Accounts payable	70,414	22,900
Accrued interest payable	3,561	6,291
Accrued interest payable - related parties	4,973	-
Accrued expenses	107,972	(469)

NET CASH USED IN OPERATING ACTIVITIES	(251,932)	(186,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for sale	15,000	2,700

NET CASH PROVIDED BY INVESTING ACTIVITIES	15,000	2,700

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	45,000	-
Proceeds from note payable subscription receivable	50,000	-
Proceeds from convertible notes	170,000	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	265,000	200,000

NET INCREASE (DECREASE) IN CASH	28,068	16,351

CASH, beginning of period	728	91,687

CASH, end of period	$28,796	$108,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$39,892	$33,145
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$77,000	$-
Reclassification of due to related party to line of credit - related party	$15,000	$-
Issuance of Series A Preferred for officer compensation	$51,000	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

On April 19, 2017, the Company entered into the Share Exchange Agreement with Arista Capital Ltd. (“Arista Capital”), a Nevada corporation formed on June 10, 2014, and the Arista Capital Shareholders (the “Share Exchange Agreement”). Under generally accepted accounting principles, the acquisition by the Company of Arista Capital is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the acquisition by Arista Capital of the Company with the issuance of stock by Arista Capital for the net assets of the Company. This transaction is reflected as a recapitalization and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition. Under reverse merger accounting, the comparative historical financial statements of the Company, as the legal acquirer, are those of the accounting acquirer, Arista Capital. Accordingly, the Company’s financial statements prior to the closing of the reverse acquisition, reflect only the business of Arista Capital.

The Company is a finance company that provides financing to other small finance companies that do not have significant access to the capital markets. Typically, the Company does this by acquiring lease portfolios from such lenders at a purchase price that yields the Company an annual return and these lenders continue to service the portfolios purchased by the Company. The Company is currently focused on leases for trucks and construction equipment.

NOTE 2 – GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the nine months ended September 30, 2018, the Company had a net loss of $672,755 and used cash in operating activities of $251,932. Additionally, the Company had an accumulated deficit of $1,607,248, a stockholders’ deficit of $602,572, and a working capital deficit of $135,740 at September 30, 2018, and minimal revenues for the nine months ended September 30, 2018. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is enhanced as a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K as filed with the SEC on April 17, 2018.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Arista Capital Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Estimates

The Company’s significant accounting policies are disclosed in Note 2-Summary of Significant Accounting Policies in the 2017 Annual Report. Since the date of the 2017 Annual Report, there have been no material changes to the Company’s significant accounting policies. The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes thereto. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions, deferred taxes and related valuation allowances, contingent real estate liability and the fair values of long-lived assets. Actual results could differ from the estimates.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the condensed consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

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

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2018	September 30, 2017
Stock warrants	1,343,749	935,000
Stock options	300,000	-
Convertible debt	344,070	393,332
	1,987,819	1,328,332

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 4 – FINANCING LEASES RECEIVABLE

In December 2017, the Company repossessed one truck from one lessee that defaulted on their lease in 2017. At December 31, 2017, the truck held for sale had an estimated residual value of $15,000. On June 13, 2018, the Company sold the truck to a third party for $17,100. Accordingly, the Company recorded a gain on sale of equipment of $2,100 less servicing fees of $495 for a net gain on sale of equipment of $1,605 for the nine months ended September 30, 2018.

On September 28, 2018, the Company entered into a Purchase and Service Agreement with a third-party lease financing company (the “Seller”) to acquire a portfolio consisting of three leases for a cash purchase price of $67,207, an amount that is estimated a yield a return on investment of approximately 18%.

The Seller is responsible for administrating the leases, collecting all payments, and distributing funds to the Company. On a monthly basis, the Company shall pay the seller an administrative fee equal to 2% of the scheduled payment amount of each lease, 50% of all penalties or late fee charges collected, and 50% of all default interest collected. The seller shall remit the remaining amount received from the lessees to the Company. The finance leases require 36 monthly/weekly or bi-weekly payments through February 2020. Each lease is secured by ownership of the related transportation equipment. As of September 30, 2018 and December 31, 2017, financing leases receivable consists of leases for transportation equipment. At September 30, 2018 and December 31, 2017, financing leases receivable consisted of the following:

	September 30, 2018	December 31, 2017
Total minimum financing leases receivable	$117,029	$89,370
Unearned income	(12,597)	(11,080)
Total financing leases receivable	104,432	78,290
Less: allowance for uncollectible financing leases receivable	(10,444)	(25,405)
Financing leases receivable, net	93,988	52,885
Less: current portion of financing leases receivable, net	(77,557)	(33,125)
Financing leases receivable, net – long-term	$16,431	$19,760

For the nine months ended September 30, 2018 and 2017, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Nine Months Ended September 30,
	2018	2017
Allowance for uncollectible financing leases receivable at beginning of period	$25,405	$79,000
Provisions for credit losses	-	24,500
Bad debt recovery	(14,961)	(90,970)
Allowance for uncollectible financing leases receivable at end of period	$10,444	$12,530

At September 30, 2018, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
Year 1	$98,064
Year 2	18,965

Future minimum gross financing leases receivable	$117,029

NOTE 5 – CONVERTIBLE DEBT

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

On May 31, 2018 one of the three noteholders of the 12% Convertible Notes purchased one of the others’ 12% Convertible note which has an unpaid principal balance of $50,000 and had accrued interest of $1,132, for an aggregate purchase price of $51,132. Accordingly, this note had warrants to acquire 75,000 shares of the Company’s common stock at a price of $4.00 per share that was transferred to the new noteholder. As an incentive for purchasing the note, the Company issued to the noteholder 5,000 shares of the Company’s common stock which was recorded as professional fees during the three and nine months ended September 30, 2018. The shares were valued at a price of $0.80 per share, or $4,000 (see Note 8).

In May 2018, the Company issued an 8% promissory note to an individual in the amount of $50,000. The unpaid principal and interest are payable in November 2018. In connection with these 8% notes, in May 2018, the Company issued to this individual noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. On June 15, 2018, the Company and noteholder restructured the 8% promissory note to an 11% convertible promissory note for the aggregate amount of $50,000. The unpaid principal and interest is now payable on June 15, 2021. The Company may prepay any amount outstanding under the 11% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount, plus accrued but unpaid interest through the date of such redemption date, multiplied by a prepayment penalty percentage of 5.0%. The Noteholder is entitled, at their option, at any time after the issuance of the 11% Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $2.00 per share. In connection with the 11% Convertible Note, the Company issued to the noteholder five-year warrants to acquire up to 25,000 shares of common stock at $3.00 per share in replacement of the previous warrants associated with the 8% note valued at $16,939, using the below assumptions with the Black-Scholes option-pricing model. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

On September 7, 2018, the Company issued a convertible note to a third-party lender totaling $137,500. The convertible note accrues interest at 8% per annum and matures with interest and principal both due on June 7, 2019. In addition, the Company issued a warrant to purchase 50,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $1.25 per share for a period of three years from the issue date. The Company recorded a $45,565 debt discount relating to the warrants issued to the investor based on the fair value on the dates of issuance, $28,000 for the issuance of 20,000 shares of the Company’s common stock and an original issue discount of $10,000. The debt discount is being accreted over the life of the note. The convertible note and accrued interest is convertible at a conversion price of $1.00 per share, subject to adjustment.

These Convertible Notes contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions.

The Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. The warrants are also exercisable on a cashless basis.

The Company evaluated whether or not the convertible notes and warrants above contained embedded conversion options, which meet the definition of derivatives under ASC Topic 815.  The Company concluded that since the above convertible notes had a fixed conversion price, the convertible notes were not derivative instruments.

The convertible notes were analyzed to determine if the convertible notes have an embedded beneficial conversion feature (BCF). Based on this analysis, the Company concluded that the effective conversion price was greater than the fair value of the Company’s common stock on the note dates and therefore no BCF was recorded.

As discussed above, in connection with convertible notes payable, the Company granted an aggregate of 75,000 warrants to note holders (See Note 7 and 5). During the nine months ended September 30, 2018 and 2017, on the issuance date of the respective warrants, the fair value of the warrants of $62,503 and $64,095 was recorded as a debt discount and an increase to paid-in capital, respectively. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2018	2017
Dividend rate	0	0
Term (in years)	5-3 years	5 Years
Volatility	100.0%	100.0%
Risk-free interest rate	2.82-1.71%	1.80-1.89%

For the nine months ended September 30, 2018 and 2017, amortization of debt discount related to these convertible notes amounted to $46,250 and $44,178, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

As of September 30, 2018 and December 31, 2017, accrued interest payable amounted to $11,784 and $11,102, respectively. The weighted average interest rate for the nine months ended September 30, 2018 and 2017 was approximately 2% and 10.0%, respectively.

At September 30, 2018 and December 31, 2017, the convertible debt consisted of the following:

	September 30, 2018	December 31, 2017
Principal amount	$587,500	$400,000
Less: unamortized debt discount	(155,237)	(93,484)
Convertible note payable, net – long-term	$432,263	$306,517

At September 30, 2018, debt maturities are $337,500 in 2019 and $200,000 in 2020.

NOTE 6 – NOTE PAYABLE

On December 31, 2017, the Company issued an 8% promissory note to a third party in the amount of $50,000. In connection with this promissory note, at December 31, 2017, the Company recorded a subscription receivable of $50,000. The funds were received in January 2018. The unpaid principal and interest was payable on June 8, 2018. In connection with this 8% note, on December 31, 2017, the Company issued to this noteholder five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share. The warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. On the issuance date of the warrants, the fair value of the warrants of $16,345 was recorded as a debt discount and an increase to paid-in capital, respectively.

On May 31, 2018, the noteholder elected to convert the unpaid principal of $50,000 and accrued interest of $1,665, into 65,000 shares of the Company’s common stock at a price of $0.80 per share. At September 30, 2018 and December 31, 2017, note payable consisted of the following:

	September 30, 2018	December 31, 2017
Principal amount	$-	$50,000
Less: unamortized debt discount	-	(15,891)
Notes payable, net	$-	$34,109

Upon conversion of the note and related interest on May 31, 2018, the Company expensed the remaining debt discount relating to the above warrants of $7,718 to interest expense on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, amortization of debt discount related to this note amounted to $15,891 and $0, respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

In December 2017, the Company issued 8% promissory notes to certain officers and directors of the Company in the aggregate amount of $50,000. The unpaid principal and interest were payable on June 8, 2018. In connection with these 8% notes, in December 2017, the Company issued to these related party noteholders five-year warrants to acquire up to 25,000 shares of common stock at $0.01 per share These warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

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

At September 30, 2018 and December 31, 2017, notes payable – related parties consisted of the following:

	September 30, 2018	December 31, 2017
Principal amount	$12,500	$50,000
Less: unamortized debt discount	-	(14,716)
Notes payable – related parties, net	$12,500	$35,284

On June 1, 2018, the Company and noteholder restructured the remaining 8% promissory note of $12,500 into a 10% promissory note with all unpaid principal and interest due on December 31, 2018.

In connection with related party convertible note and notes payable, the weighted average interest rate for the nine months ended September 30, 2018 and the year ended December 31, 2017 was approximately 8.0% and 9.9%, respectively.

Upon conversion on May 31, 2018, the Company expensed the remaining debt discount relating to the above warrants of $5,017 to interest expense on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, amortization of debt discount related to these related party convertible notes and notes payable amounted to $14,716 and $569, respectively, which has been included in interest expense – related parties on the accompanying condensed consolidated statements of operations.

As of September 30, 2018 and December 31, 2017, accrued interest payable - related parties amounted to $295 and $186, respectively. For the three months ended September 30, 2018 and 2017, interest expense - related parties amounted to $252 and $0, respectively. For the nine months ended September 30, 2018 and 2017, interest expense - related parties amounted to $3,644 and $0, respectively.

Due to related party

In December 2017, a director of the Company advanced $15,000 to the Company for working capital purposes. The advance is non-interest bearing and is payable on demand, On January 1, 2018, the advance was converted into a line of credit promissory note.

Line of credit – related party

On January 1, 2018, the Company entered into a line of credit promissory note with a company owned by a director of the Company in the principal amount of $50,000 or such lesser amount as may be borrowed by the Company. This line of credit promissory note shall bear interest at the rate of 12% per annum and such interest shall be paid each month. The entire outstanding principal amount of this Note shall be due and payable on December 31, 2018. On the Maturity Date, if this Note has not been paid in full, it shall bear interest from inception at the rate of 18% per annum until paid in full. On January 1, 2018, the Company reclassified $15,000 of advances received by this related party entity into this promissory note. On August 1, 2018 the Company amended the terms of the line of credit agreement dated January 1, 2018 with the related party lender to increase the principal amount from $50,000 to $60,000. All other terms under the line of credit remain the same. Additionally, during the nine months ended September 30, 2018, the Company borrowed an additional $45,000 pursuant to the line of credit agreement. At September 30, 2018, amounts due under the line of credit amounted to $60,000.

Subsequent to September 30, 2018 the Company amended the terms of the line of credit agreement dated January 1, 2018 with the related party lender to further increase the principal amount from $60,000 to $80,000. All other terms under the line of credit remain the same.

Office rent - related party

The Company rents its office space from a Director of the Company on a month-to-month basis for $750 per month. For the three months ended September 30, 2018 and 2017, rent expense – related party amounted to $2,250 and $2,250, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, rent expense – related party amounted to $6,750 and $6,750, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

NOTE 8 – REDEEMABLE SERIES A PREFERRED

Preferred Stock

The Company has 10,000,000 shares of preferred stock authorized. Preferred stock may be issued in one or more series. The Company’s board of directors is authorized to issue the shares of preferred stock in such series and to fix from time to time before issuance thereof the number of shares to be included in any such series and the designation, powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations or restrictions thereof, of such series.

On September 4, 2018, the Company filed a Certificate of Designation for the Series A Preferred with the Secretary of State of Nevada (the “Certificate of Designation”) designating 51 shares of its authorized preferred stock as Series A Super Voting Preferred Stock. The shares of Series A Preferred have a par value of $0.0001 per share. The Series A Preferred is not entitled to receive any dividends or liquidation preference and are not convertible into shares of the Company’s common stock.

The holders of the Series A Preferred shall in the aggregate have a voting power equal to 51% of the total votes of all of the outstanding common and preferred stock of the Company entitled to vote. Accordingly, each share of Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock and preferred stock eligible to vote on a matter (the “Numerator”) divided by (y) 0.49, minus (z) the Numerator. For example, if the total issued and outstanding shares of common stock and preferred stock equal 5,000,000 shares, then the voting rights of one share of the Series A Preferred shall be equal to 102,036 ((5,000,000 x 0.019607) / 0.49) – (5,000,000 x 0.019607). With respect to all matters upon which stockholders are entitled to vote or give consent, the holders of the outstanding shares of Series A Preferred shall vote with the holders of the common stock and any outstanding preferred stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Company’s Articles of Incorporation or Bylaws.

The holders of a majority of the outstanding Series A Preferred may require the Company to redeem all of the outstanding shares of Series A Preferred at any time at a redemption price of $1,000 per share. In addition, the Series A Preferred shall be automatically, and without required action by the Company or the holders thereof, be redeemed by the Company at $1,000 per share on the date that Paul Patrizio ceases, for any reason, to serve as an officer, director or consultant of the Company, it being understand that if Mr. Patrizio continues without interruption to serve in at least one such capacity, this shall not be considered a cessation of service.

During the nine months ended September 30, 2018, the Company issued 51 shares of Series A Preferred, valued at $51,000, for officer compensation.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

On March 1, 2018 and effective on March 15, 2018, the Company entered into a six-month consulting agreement for business development services. In connection with the consulting agreement, the Company issued 60,000 shares of its common stock. The shares were valued at their fair value of $69,000 or $1.15 per common share which was the fair value on the date of grant based on the closing quoted share price on the date of grant. In connection with these shares, the Company recorded stock-based consulting fees of $69,000.

Effective on September 15, 2018, the Company entered into a six-month consulting agreement for business development services. In connection with the consulting agreement, the Company issued 75,000 shares of its common stock. The shares were valued at their fair value of $108,750 or $1.45 per common share which was the fair value on the date of grant based on the closing quoted share price on the date of grant. In connection with these shares, the Company recorded stock-based consulting fees of $12,583 and prepaid expenses of $96,167 which will be amortized over the remaining agreement term.

On June 13, 2018, the Company issued 5,000 shares of its common stock at a price of $0.80 per share or $4,000 based on the value of services rendered for investor relations services.

Common stock issued for note conversion

On May 31, 2018 the Company issued 65,000 shares at a price of $0.80 per share for a conversion of note payable and accrued interest for an aggregate value of $51,665 (see Note 6).

On May 31, 2018 the Company issued 48,750 shares at a price of $0.80 per share for conversions of notes payable – related parties and accrued interest – related parties for an aggregate value of $38,881 (see Note 7).

On May 31, 2018, the Company issued 5,000 shares of its common stock to a noteholder as an incentive for purchasing another noteholders loan with the Company (see Note 5). The fair value was determined at a price of $0.80 per share, or $4,000, using the value of services rendered to third parties.

Stock options

Effective January 1, 2018, in connection with an employment agreement (see Note 8), the Company granted to its CEO options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the options was January 1, 2018 and the options expire on January 1, 2023. The options vest as to (i) 100,000 of such shares on January 1, 2019, and (ii) as to 100,000 of such shares on January 1, 2020 and 100,000 of such shares on January 1, 2021. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 2.20%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $225,193 and will record stock-based compensation expense over the vesting period. For the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $34,405 and $0, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $68,809 and $0, respectively.

At September 30, 2018, there were 300,000 options outstanding and no options vested and exercisable. As of September 30, 2018, there was $121,980 of unvested stock-based compensation expense to be recognized through September 2018. The aggregate intrinsic value at September 30, 2018 was approximately $0 and was calculated based on the difference between the quoted share price on September 30, 2018 and the exercise price of the underlying options.

NOTE 10 – COMMITMENTS AND CONTINCENGIES

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

Future minimum commitment payments under an employment agreement at September 30, 2018 are as follows:

Years ending December 31,	Amount
2018 (remainder of year)	$52,500.00
2019	220,500
2020	231,525
2021	243,101
2022	255,256
Total minimum commitment employment agreement payments	$1,002,883

Consulting agreements

On March 1, 2018, the Company entered into a one-year consulting agreement with a third party entity for assistance with corporate strategy, investor relations, and financial advisory and business development services. In connection with this consulting agreement, the Company paid the consultant $5,000. Upon fulfillment of the term of the agreement, the agreement shall convert to either an “at will” agreement or shall extend for an additional period of time as mutually determined by the Company and consultant.

On August 6, 2018 the Company entered into a consulting agreement with a third party to perform services relating to investor relations and due diligence. The term of this agreement is for a period of two years unless terminated earlier with a thirty-day prior written notice. This consultant will introduce investors to the company and will be paid 8% of the capital raised by the investor introduced. During the nine months ended September 30, 2018 the parties agreed to terminate this agreement.

Investment agreement

On July 19, 2018, the Company entered into an investment agreement with a third-party entity to invest up to $5,000,000 over a commitment period of three years by purchasing the Company’s common stock under Section 4(a)(2) of the Securities Act of 1933. The third - party entity’s obligation t purchase the company’s common stock is subject to the filing and effectiveness of an S-1 registration statement by the company.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company issued 52,000 shares of its common stock in connection with a consulting agreement and agreed to issue 4,000 shares in each subsequent month during the term of the contract.

Subsequent to September 30, 2018, the Company issued 10,000 shares of its common stock as part of a consulting contract.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the below “Forward-Looking Statements” section of this MD&A and our 2017 Form 10-K for a discussion of these risks and uncertainties.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Annual Report.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This update is to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The amendments in this update apply to all entities that are required, under existing U.S. GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact of this update on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

Revenues consist of interest earned on lease financings and other fee income. For the three months ended September 30, 2018, total revenues amounted to $1,685 as compared to $3,016 for the three months ended September 30, 2017, a decrease of $1,331, or 56%. For the nine months ended September 30, 2018, total revenues amounted to $8,139 as compared to $22,613 for the nine months ended September 30, 2017, a decrease of $14,474, or 36%. The decrease in revenues for the periods discussed were attributable to a decrease in the revenue generated by our leasing portfolio during the 2018 periods as compared to the 2017 periods.

Operating Expenses

For the three months ended September 30, 2018, operating expenses amounted to $143,607 as compared to $114,076 for the three months ended September 30, 2017, an increase of $29,531, or 26%. For the nine months ended September 30, 2018, operating expenses amounted to $560,262 as compared to $244,996 for the nine months ended September 30, 2017, an increase of $315,266, or 128%.

For the three and nine months ended September 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Compensation and benefits	$86,904	$61,748	$289,187	$139,090
Professional fees	54,734	20,908	247,382	64,750
Bad debt recovery	(5,722)	24,500	(13,935)	24,500
General and administrative expenses	7,691	6,920	37,628	16,656
Total	$143,607	$114,076	$560,262	$244,996

●	For the three months ended September 30, 2018, compensation and benefit expense increased by $25,156, or 41%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, compensation and benefit expense increased by $150,097, or 108%, as compared to the nine months ended September 30, 2017. This increase was attributable to an increase in compensation paid to Arista’s chief executive officer which includes stock-based compensation of $102,214 for the nine months ended September 30, 2018 for stock options granted on January 1, 2018.

●	For the three months ended September 30, 2018, professional fees increased by $33,826, or 41%, as compared to the three months ended September 30, 2017. This increase was primarily attributable to an increase in legal fees of $7,158, a increase in accounting fees of $9,750, an increase in consulting fees of 4,500. For the nine months ended September 30, 2018, professional fees increased by $182,632, or 282%, as compared to the nine months ended September 30, 2017. This increase was primarily attributable to an increase in legal fees of $47,022, an increase in accounting fees of $44,704, an increase in consulting fees of $86,925, and an increase in transfer agent fees of $3,980.

●	For the three months ended September 30, 2018, we recorded a bad debt recovery of $5,722 as compared to $24,500 for the three months ended September 30, 2017. For the nine months ended September 30, 2018, we recorded a bad debt recovery of $13,935 as compared to $24,500 for the nine months ended September 30, 2017. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses or a bad debt recovery on these receivables.

●	For the three months ended September 30, 2018, general and administrative expenses increased by $771 as compared to the three months ended September 30, 2017. The increase was due an increase in investor relations expenses and office rent. For the nine months ended September 30, 2018, general and administrative expenses increased by $20,972 as compared to the nine months ended September 30, 2017. The increase was due an increase in investor relations expenses and office rent.

Loss from Operations

As a result of the factors described above, for the three months ended September 30, 2018, loss from operations amounted to $141,922, as compared to $111,060 for the three months ended September 30, 2017, an increase of $30,862, or 28%. For the nine months ended September 30, 2018, loss from operations amounted to $552,123, as compared to $222,383 for the nine months ended September 30, 2017, an increase of $329,740, or 129%.

Other Expenses

Other expenses consist of interest expense incurred on debt owed to third parties and related parties as well as gain on sales of equipment. For the three months ended September 30, 2018, interest expense amounted to $37,718, as compared to $31,696 for the three months ended September 30, 2017, an increase of $6,022, or 19%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount. For the nine months ended September 30, 2018, interest expense amounted to $100,534, as compared to $84,182 for the nine months ended September 30, 2017, an increase of $19,164, or 24%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2018 and 2017, net loss amounted to $183,170, or $0.06 per common share (basic and diluted), and $145,568, or $0.14 per common share (basic and diluted), respectively. For the nine months ended September 30, 2018 and 2017, net loss amounted to $672,755, or $0.14 per common share (basic and diluted), and $306,565, or $0.29 per common share (basic and diluted), respectively.

Due to lack of operating cash flows, from December 31, 2017 to September 30, 2018, accounts payable and accrued expenses increased by $124,808 and $303,194, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $28,796 and $728 on hand as of September 30, 2018 and December 31, 2017, respectively.

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

Going Concern

The unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the nine months ended September 30, 2018, the Company had a net loss of $672,755 and used cash in operating activities of $251,932, respectively. Additionally, the Company had an accumulated deficit of $1,607,248, had a stockholders’ deficit of $602,572, and had a working capital deficit of $135,740 at September 30, 2018, respectively, and had minimal revenues for the nine months ended September 30, 2018. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that’s its ability to attract debt and equity financing in the capital markets will be greatly enhanced by becoming a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash Flows

Net cash flow used in operating activities was $251,932 for the nine months ended September 30, 2018, as compared to net cash used in operating activities of $186,349 for the nine months ended September 30, 2017, an increase of $65,583. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the nine months ended September 30, 2018, net cash flow provided by investing activities amounted to $15,000 and consisted of proceeds from the sale of assets held for sale of $15,000. For the nine months ended September 30, 2017, net cash flow provided by investing activities amounted to $2,700 and consisted of proceeds from the sale of assets held for sale.

Net cash provided by financing activities was $265,000 for the nine months ended September 30, 2018 as compared to $200,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received proceeds from a note payable subscription receivable of $50,000, proceeds from a related party line of credit of $45,000 and proceeds from convertible notes of $170,000. During the nine months ended September 30, 2017, we received proceeds from convertible notes of $200,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2018, the Company entered into a consulting agreement for business development services and the Board of Directors agreed to issue 75,000 shares of the Company’s common stock to the consultant.

On October 15, 2018 the Board of Directors agreed to issue 10,000 shares of the Company’s common stock to consultants for services rendered.

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

Arista Financial Corp. (Registrant)

Date: November 19, 2018	/s/ Paul Patrizio
Paul Patrizio
Chief Executive Officer and President
(principal executive officer)

Date: November 19, 2018	/s/ Jonathan R. Tegge
Jonathan R. Tegge Interim Chief Financial Officer (principal financial officer and principal accounting officer)