Form 10-K
period 2018-12-31
Arista Financial Corp.
filed 2019-04-16
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $605,426

As of April 15, 2019, the registrant had 3,498,577 shares of its common stock outstanding.

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

Arista was founded by a team of experienced finance professionals who saw significant opportunity to participate in this market after the financial crisis of 2009, as traditional funding sources for this segment of the financial market have disappeared or have severely limited their financing activities in this area. Arista intends to participate in this market through a variety of funding arrangements including debt financings, equity infusions and direct loan participations. Management believes that although small asset-based lenders (“Lenders”) have limited access to capital necessary to enable growth, these lenders have well-managed and maintained origination, underwriting and administrative infrastructure as well as expertise and experience in their specific area of lending. Arista has accessed this experience and infrastructure by participating with these lenders in their lending opportunities.

Currently, Arista relies on one Lender to acquire financing leases and to service such leases, however, Arista believes that other Lenders are available if Arista is unable to acquire leases from its current Lender. Lenders primarily finance tractor trailers or other transportation equipment and construction equipment to companies that ordinarily would not be able to obtain dealer or commercial bank financing. These Lenders offer both finance leases and operating leases, with terms up to 60 months and transaction sizes from $10,000 to $150,000 and target advance rates that are not more than 80% loan-to-value. Generally the leases have effective interest rates of around 30%. These Lenders have developed their own credit approval processes based upon their experience with entering into leases with small transportation and construction companies. The Lenders generally require significant down payments to be made in cash by the borrower. Accordingly, since the collateral usually has significant value relative to the value of the loans made by them, Arista believes that the risk of loss of principal is not significant. Arista’s current arrangements provide that it will purchase portfolios of leases from a Lender and such Lender will service the portfolios. Arista believes that its lending activities can achieve attractive net returns of capital. Arista has raised approximately $960,000 as of December 31, 2018, and has purchased approximately $368,000 of leases in the aggregate since inception. At December 31, 2018, Arista’s leasing portfolio consisted of seven leases valued at $96,505.

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

Our strategy is to identify specialty Lenders who have operated successfully for a significant period of time and are in need of capital to grow their loan portfolio. We believe our management team has the experience necessary to identify these Lenders and our investment approach involves, among other things:

●	an assessment of the markets and overall macroeconomic environment;

●	substantial Lender-specific research and analysis; and

●	with respect to each individual Lender, an emphasis on capital preservation, low volatility and management of downside risk.

We seek to identify those Lenders exhibiting superior fundamental risk-reward profiles and a strong business history, while focusing on the absolute and relative value of each individual lending investment. Arista intends to diversify its list of Lenders and make purchases of their portfolios of leases on a regular basis when such risk-reward profile is attractive.

Employees

We employ 3 people and utilize independent contractors as needed.

Competition

We compete for investments with a number of other lenders and investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in public equities, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have significantly greater financial and managerial resources than we do.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office consists of approximately 100 square feet of space located at 51 JFK Parkway, First Floor West, Short Hills New Jersey, which we lease from a third party pursuant to a lease with a remaining term of 6 months at a monthly rent of $445. Our telephone number at that facility is (973) 218-2428. Arista subleases 1,000 square feet of office space for $750 on a month to month basis from Cambridge Capital, a company owned by Mr. Mathews, one of our directors. It is our belief that the space is adequate for our immediate needs. We do not presently own any real property.

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

Holders

As of April 15, 2019, there were approximately 30 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board will have the discretion to declare and pay dividends in the future.

Sales of Unregistered Securities

On October 15, 2018 the company issued 10,000 shares to a consultant for services rendered.

Securities Authorized for Issuance under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if we deem it in the best interest of the Company and our stockholders to do so. However, effective January 1, 2018, the Company granted options to purchase 300,000 shares of our common stock to Paul Patrizio, our chief executive officer, at an exercise price of $1.00 per share. The options vest annually on a pro rata basis over a three year period beginning January 1, 2019.

Transfer Agent

Our transfer agent is VStock Transfer LLC, 18 Lafayette Place Woodmere, NY 11598.

Repurchases of Equity Securities

During the year ended December 31, 2018, there were no repurchases of the Company’s common stock by the Company.

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

The accompanying consolidated financial statements reflect the recapitalization of the stockholders’ deficit as if the transactions occurred as of the beginning of the first period presented. Thus, the shares of common stock issued to the former Arista Capital stockholders are deemed to be outstanding from December 31, 2015.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, for the year ended December 31, 2018, we had a net loss of $1,164,692 and used cash in operating activities of $315,371, respectively. Additionally, we had an accumulated deficit of $2,099,185 and had a stockholders’ deficit of $890,522 at December 31, 2018, respectively, and had minimal revenues for the year ended December 31, 2018. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although we have historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is enhanced by becoming a public reporting company. If we are unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Results of Operations - Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

Revenues consist of interest earned on lease financings and other fee income. For the year ended December 31, 2018, total revenues amounted to $13,948 as compared to $28,806 for the year ended December 31, 2017, a decrease of $14,858, or 52%. The decrease in revenues for the periods discussed were attributable to a decrease in the revenue generated by our leasing portfolio during the 2018 periods as compared to the 2017 periods.

Operating Expenses

For the year ended December 31, 2018, operating expenses amounted to $1,004,991 as compared to $437,710 for the year ended December 31, 2017, an increase of 567,281, or 130%.

For the years ended December 31, 2018 and 2017, operating expenses consisted of the following:

	Years Ended December 31,
	2018	2017
Compensation and benefits	$519,487	$224,041
Professional fees	443,576	134,139
Provision for lease losses	(14,084)	53,975
General and administrative expenses	56,012	25,015
Total	$1,004,991	$437,170

●	For the year ended December 31, 2018, compensation and benefit expense increased by $295,446, or 132% as compared to the year ended December 31, 2017. This increase was attributable to an increase in compensation paid to Arista’s chief executive officer which includes stock-based compensation of $268,096 for the year ended December 31, 2018 for stock options granted on January 1, 2018.

●	For the year ended December 31, 2018, professional fees increased by $309,437, or 231%, as compared to the year ended December 31, 2017. This increase was primarily attributable to an increase in legal fees of $76,297, an increase in accounting fees of $61,585 and an increase in consulting fees of $181,029.

●	For the year ended December 31, 2018, provision for lease losses decreased by $68,059 as compared to the year ended December 31, 2017. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses on these receivables.

●	For the year ended December 31, 2018, general and administrative expenses increased by $30,997 as compared to the year ended December 31, 2017. The increase was due an increase in investor relations expenses and office rent.

Loss from Operations

As a result of the factors described above, for the year ended December 31, 2018, loss from operations amounted to $991,043, as compared to $408,364 for the year ended December 31, 2017, an increase of $582,679, or 143%

Other Expenses

Other expenses consist of interest expense incurred on debt owed to third parties and related parties as well as gain on sales of equipment. For the year ended December 31, 2018, interest expense amounted to $173,649, as compared to $151,042 for the year ended December 31, 2017, an increase of $22,607, or 15%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the years ended December 31, 2018 and 2017, net loss amounted to $1,164,692, or $0.33 per common share (basic and diluted), and $559,406, or $0.26 per common share (basic and diluted), respectively.

Due to lack of operating cash flows, from December 31, 2017 to December 31, 2018, accounts payable and accrued expenses increased by $123,324 and $160,907, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $10,357 and $728 on hand as of December 31, 2018 and December 31, 2017, respectively.

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

Cash Flows

Net cash flow used in operating activities was $315,371 for the year ended December 31, 2018, as compared to net cash used in operating activities of $261,159 for the year ended December 31, 2017, an increase of $54,212. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the year ended December 31, 2018, net cash flow provided by investing activities amounted to $15,000 and consisted of proceeds from the sale of assets held for sale of $15,000. For the year ended December 31, 2017, net cash flow used in investing activities amounted to $94,800 and consisted of cash used in the recapitalization of $97,500 offset by proceeds from the sale of assets held for sale of $2,700.

Net cash provided by financing activities was $310,000 for the year ended December 31, 2018 as compared to $265,000 for the year ended December 31, 2017. During the year ended December 31, 2018, we received proceeds from a note payable subscription receivable of $50,000, proceeds from a related party line of credit – related party of $55,000 and proceeds from convertible notes of $205,000. During the year ended December 31, 2017, we received cash from convertible notes of $200,000, proceeds from notes payable – related parties of $50,000, and received related party advances of $15,000.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto appear on pages F-1 to F-22 of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, our management, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 in Internal Control Integrated Framework. Based on that evaluation under this framework, our management concluded that our internal control over financial reporting was not effective because of the following material weaknesses in our internal control over financial reporting:

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

Name	Age	Position
Paul Patrizio	62	Chairman and Chief Executive Officer; Director
Kenneth Mathews	76	Vice Chairman and Treasurer; Director
Scott Williams	67	Director
Jonathan Tegge	29	Interim Chief Financial Officer

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

Jonathan Tegge Mr. Tegge has been a Senior Associate of Financial Reporting for Brio Financial Group (“Brio”) since late 2015. In that capacity, he consults with various private and public companies with respect to financial reporting, analysis of complex financial instruments and the valuation of such instruments. Prior to joining Brio, Mr. Tegge was an accounting consultant at Robert Half Finance & Accounting from 2014 to 2015, where he was involved in their accounting practice with industry focuses in healthcare and professional service firms. Mr. Tegge has a Bachelor of Science in Accounting from New Jersey Institute of Technology.

On October 1, 2018, Mr. Tegge was appointed Interim Chief Financial Officer of the Company pursuant to an agreement dated September 1, 2018 between the Company and Brio. Under the agreement, Brio agreed to assist the Company in the preparation of its quarterly and annual financial statements and related matters at a fixed monthly rate of $5,000 plus expenses. As part of this fixed monthly rate, Brio agreed to provide the Company with an Interim Chief Financial Officer upon request by the Company until the Company identifies a full time Chief Financial Officer. In addition, Brio may provide additional services if requested by the Company at Brio’s standard hourly rates.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers to file reports of holdings and transactions in our equity securities with the SEC. Based on our records and other information, we believe that in 2018 our directors and officers who were subject to Section 16(a) met all applicable filing requirements.

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

Name and Principal Position	Title	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
		2018	$150,000	$-0-	-0-	-0-	-0-	-0-	30,000-	$180,000
Paul Patrizio	President,	2017	$150,000	$-0-	$-0-	-0-	-0-	-0-	30,000-	$180,000
	CEO, Secretary	2016	$28,337-	$-0-	$-0-	-0-	-0-	-0-	12,000-	$40,337-
	and Director

		2018	$32,500	$-0-	$-0-	-0-	-0-	-0-	-0-	$32,500
Walter A.	CFO	2017	$32,500	$-0-	$-0-	-0-	-0-	-0-	-0-	$32,500
Wojcik, Jr.		2016	$7,500-	$-0-	$6,000-	-0-	-0-	-0-	-0-	$13,500-

Mr. Patrizio entered into an employment agreement with the Company immediately following the Closing, effective January 1, 2018, which provides for a five-year term, subject to renewal. Mr. Patrizio’s base salary is $150,000 and such annual salary is subject to a minimum 5% annual increase as well as increases based upon receipt by the Company of additional funding. Mr. Patrizio is entitled to an annual bonus based upon the EBITDA performance of the Company. In addition to reimbursement of business expenses, the agreement provides payment for monthly expenses for car, home office and telecommunications and other miscellaneous expenses incurred by Mr. Patrizio of $3,000 and provides reimbursement of his health care premium of $2,000 respectively. Also, consistent with the previous agreement between Mr. Patrizio and Arista, the agreement for Mr. Patrizio provides for termination in the event of a change in control, and for severance in the event of termination without cause, or for termination due to the Company’s breach. See Note 9 of Notes to Financial Statements.

Arista had an oral understanding with Mr. Wojcik to pay him an annual salary of $42,000. The Company has entered into a new written understanding with Mr. Wojcik to pay him an annual salary of $48,000 which became effective upon the closing of the Transaction. On October 1, 2018, Mr. Wojcik resigned from his position as the Chief Financial Officer of the Company. On October 1, 2018, Mr. Wojcik also entered into an agreement to provide certain advisory services to the Company and Brio at a rate of $60 per hour.

On October 1, 2018, Jonathan R. Tegge was appointed Interim Chief Financial Officer of the Company pursuant to an agreement dated September 1, 2018 between the Company and Brio. Under the agreement, Brio agreed to assist the Company in the preparation of its quarterly and annual financial statements and related matters at a fixed monthly rate of $5,000 plus expenses. As part of this fixed monthly rate, Brio agreed to provide the Company with an Interim Chief Financial Officer upon request by the Company until the Company identifies a full time Chief Financial Officer. In addition, Brio may provide additional services if requested by the Company at Brio’s standard hourly rates.

The Company has no option or stock award plan or long-term incentive plan. However, effective January 1, 2018, Mr. Patrizio was granted options to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share. These options will vest annually on a pro rata basis over a three-year period commencing January 1, 2019 and will expire on January 1, 2013.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

Other than Mr. Patrizio, the Company has no agreement that provides for payment to our executive officers at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officers’ responsibilities following a change in control.

Director Compensation

At the present time, members of the board of directors are not compensated for their services to the board.

Outstanding Equity Awards at Fiscal Year-End

At December 31, 2018, other than the grant of options to purchase 300,000 shares to Mr. Patrizio described above, there were no outstanding equity awards to our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 15, 2019, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. There were 3,498,577 shares of common stock issued and outstanding as of April 15, 2019.

Name and Address of Beneficial Owner, Directors and Officers:	Number of Shares and Nature of Beneficial Ownership		Percentage of Beneficial Ownership (1)
Paul Patrizio	1,850,000	(2)	51.6%
Kenneth Mathews	197,750	(3)	5.6%
Jonathan R. Tegge	0	(4)	0%
Scott Williams	655,369	(5)	17.7%
Rory Deutsch and Judith Meehan	755,000	(6)	18.6%
David H. Wollmuth	233,333	(7)	6.4%
David Callan	323,688	(8)	9.0%

All executive officers and directors as a group (4 persons)	2,703,119		70.7%

(1)

Applicable percentage of ownership is based on 3,498,577 shares of common stock outstanding on April 15, 2019. Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2019 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

In addition to our common stock, we have issued 51 shares of our Series A Super Voting Preferred Stock (the “Series A Preferred”). The Series A Preferred is not entitled to receive any dividends or liquidation preference and is not convertible into shares of our common stock. The holders of the Series A Preferred shall in the aggregate have a voting power equal to 51% of the total votes of all of the outstanding common and preferred stock of the Company entitled to vote. Accordingly, each share of Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of common stock and preferred stock eligible to vote on a matter (the “Numerator”) divided by (y) 0.49, minus (z) the Numerator. For example, if the total issued and outstanding shares of common stock and preferred stock equal 3,498,628 shares, then the voting rights of one share of the Series A Preferred shall be equal to 71,398 ((3,498,628 x 0.019607) / 0.49) – (3,498,628 x 0.019607).

(2)	Includes 100,000 shares issuable upon exercise of options granted to Mr. Patrizio that have vested or will vest within 60 days. In addition, Mr. Patrizio has voting power over 1,750,000 shares of common stock held by AEP Holdings LLC, an entity solely owned by Mr. Patrizio’s spouse, but otherwise disclaims beneficial ownership thereof. AEP Holdings LLC also owns all of the outstanding shares of Series A Preferred. Accordingly, the shares of common stock and Series A Preferred over which Mr. Patrizio has voting power represent approximately 75.8% of the total voting power.

(3)	Includes 28,750 shares issuable upon exercise of warrants owned by Mr. Mathews.

(4)	Mr. Tegge is an employee of Brio Financial Group ("Brio") and was designated to act as Arista Financial Corp.'s Interim Chief Financial Officer pursuant to a consulting agreement between Brio and Arista dated as of September 1, 2018. As partial consideration for entering into the consulting agreement, Brio received 144,000 shares of Arista's common stock, of which 48,000 vested immediately upon signing of the agreement and 4,000 shares will vest monthly over the following 24 months. Mr. Tegge disclaims beneficial ownership over any shares held by Brio.

(5)	Includes 140,152 shares owned by Hawk Opportunity Fund L.P. Scott Williams is only a 3.42% limited partner of Hawk Opportunity Fund LP, but based on his overall control and management of Hawk, the Hawk shares are combined for this presentation. Also includes 141,914 shares and 64,384 shares issuable upon exercise of warrants owned by Mr. Williams and Hawk Opportunity Fund L.P., respectively. The business address of Mr. Williams and Hawk Opportunity Fund LP is 159 North State Street, Newtown, Pennsylvania 18940.

(6)	Includes 405,000 shares issuable upon exercise of warrants and 50,000 shares issuable upon conversion of convertible notes owned by Mr. Deutsch and his spouse Ms. Meehan. The business address of Mr. Deutsch and Ms. Meehan is c/o Wollmuth Maher & Deutsch LLP, 500 Fifth Avenue, New York, New York 10110. Also includes 150,000 shares issuable upon the exercise of warrants and 16,667 shares issuable upon conversion of convertible notes owned by Wollmuth & Co. II LLC, a Delaware limited liability company whose managers are Mr. Deutsch and Mr. Wollmuth. Messrs. Deutsch and Wollmuth disclaim any economic interest in the securities owned by Wollmuth & Co. II LLC.

(7)	Includes 150,000 shares issuable upon exercise of warrants and 16,667 shares issuable upon conversion of convertible notes owned by Wollmuth & Co. II LLC, a Delaware limited liability company whose managers are Mr. Deutsch and Mr. Wollmuth. Messrs. Deutsch and Wollmuth disclaim any economic interest in the securities owned by Wollmuth & Co. II LLC. The business address of Mr. Wollmuth and Wollmuth & Co. II LLC is c/o Wollmuth Maher & Deutsch LLP, 500 Fifth Avenue, New York 10110.

(8)	Includes 140,152 shares owned by Hawk Opportunity Fund L.P. David Callan is only a 14.06% limited partner of Hawk Opportunity Fund LP, but based on his overall control and management of Hawk, the Hawk shares are combined for this presentation. Also includes 37,507 shares and 64,384 shares issuable upon exercise of warrants owned by Mr. Williams and Hawk Opportunity Fund L.P., respectively.

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

Mr. Patrizio is Of Counsel to the law firm of Wollmuth Maher & Deutsch LLP, which has acted as counsel to Arista prior to the Closing and now acts as counsel to the Company. In addition, David H. Wollmuth and Rory M. Deutsch, partners in Wollmuth Maher & Deutsch LLP, beneficially own approximately 6.4% and 18.6%, respectively, of the Company. At December 31, 2018, billed and unbilled legal fees owed to Wollmuth Maher & Deutsch LLP by the Company were approximately $177,271.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

For the years ended December 31, 2018 and 2017, the Company was billed $49,085 and $31,722, respectively, for professional services rendered for the audit and reviews of our financial statements by Ciro E. Adams, CPA, LLC.

Audit Related Fees

The Company did not incur any audit related fees for the years ended December 31, 2018 or 2017.

Tax Fees

For the years ended December 31, 2018 and 2017, the Company was not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees, other than the fees discussed above, for services related to our audit for the years ended December 31, 2018 or 2017.

Pre-Approval of Services

We do not have an audit committee. As a result, our Board of Directors performs the duties of an audit committee. Our Board of Directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b)	The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

2.1	Share Exchange Agreement between Praco Corporation, Arista Capital Ltd. and the Arista Shareholders, dated April 19, 2017 (1)
2.2	First Addendum to the Share Exchange Agreement, dated July 18, 2017 (2)
3.1	Articles of Incorporation (3)
3.2	By-Laws (3)
3.3	Certificate of Designations for the Series A Super Voting Preferred Stock (3)
4.1	Form of Arista Financial Corp. Convertible Note (4)
4.2	Form of Arista Financial Corp. Warrant (4)
4.3	Convertible Promissory Note dated September 7, 2018 issued to FirstFire Global Opportunities Fund LLC (5)
4.4	Warrant dated September 7, 2018 issued to FirstFire Global Opportunities Fund LLC (5)
4.5	Convertible Promissory Note dated December 3, 2018 issued to Crown Bridge Partners, LLC (6)
4.6	Warrant dated December 3, 2018 issued to Crown Bridge Partners, LLC (6)
4.7	12% Convertible Note dated January 28, 2019 issued to EMA Financial, LLC (7)
4.8	Warrant dated January 28, 2019 issued to EMA Financial, LLC (7)
4.9	12% Convertible Note dated February 11, 2019 issued to Jefferson Street Capital, LLC (8)
4.10	Warrant dated February 11, 2019 issued to Jefferson Street Capital, LLC (8)
4.11	Convertible Promissory Note dated March 28, 2019 issued to Power Up Lending Group Ltd. (9)
4.12	Warrant dated March 28, 2019 issued to Power Up Lending Group Ltd. (9)
10.1	Purchase and Service Agreement between Arista and BCL-Equipment Leasing LLC dated as of September 14, 2016 (10)
10.2	Purchase and Service Agreement between Arista and BCL-Equipment Leasing LLC dated as of September 30, 2017 (10)
10.3	Employment Agreement between Registrant and Paul Patrizio, dated as of December 14, 2017 (10)
10.4	Investment Agreement dated as of July 19, 2018 between Arista Financial Corp. and Northbridge Financial Inc. (11)
10.5	Registration Rights Agreement dated as of July 19, 2018 between Arista Financial Corp. and Northbridge Financial Inc. (11)
10.6	Securities Purchase Agreement dated as of September 7, 2018 between Arista Financial Corp. and FirstFire Global Opportunities Fund LLC (5)
10.7	Securities Purchase Agreement dated as of December 3, 2018 between Arista Financial Corp. and Crown Bridge Partners, LLC (6)
10.8	Securities Purchase Agreement dated as of January 28, 2019 between Arista Financial Corp. and EMA Financial, LLC (7)
10.9	Securities Purchase Agreement dated as of February 11, 2019 between Arista Financial Corp. and Jefferson Street Capital, LLC (8)
10.10	Securities Purchase Agreement dated as of March 28, 2019 between Arista Financial Corp. and Power Up Lending Group Ltd. (9)
21.1	Subsidiaries of Registrant *
23.1	Consent of Ciro E. Adams, CPA, LLC *
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2017.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 24, 2017.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 6, 2018.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2018.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2018.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2018.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2019.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2019.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2017.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2018.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2019

ARISTA FINANCIAL CORP.

/s/ Paul Patrizio
Name: Paul Patrizio Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul Patrizio	Chairman, Chief Executive Officer and Director	April 15, 2019
Paul Patrizio	(Principal Executive Officer)

/s/ Kenneth Mathews	Vice Chairman, Secretary and Treasurer, Director	April 15, 2019
Kenneth Mathews

/s/ R. Scott Williams	Director	April 15, 2019
R. Scott Williams

/s/ Jonathan R. Tegge	Interim Chief Financial Officer	April 15, 2019
Jonathan R. Tegge	(Principal Financial and Accounting Officer)

ARISTA FINANCIAL CORP. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

56 Rockford Rd. IWilmington, DE 1 9806 - 1004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Arista Financial Corp.

Short Hills, NJ 07078

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arista Financial Corp. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring net losses from operations and a stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ciro E. Adams, CPA, LLC

Ciro E. Adams, CPA, LLC

Wilmington, DE 19806-1004

April 15, 2019

We have served as the Company's auditor since 2017.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash	10,357	728
Financing leases receivable, net	61,655	33,125
Due from lease service provider	6,306	6,755
Accrued interest receivable	-	1,026
Prepaid expenses	1,721	780
Subscription receivable	-	50,000
Equipment held for sale	-	15,000

Total Current Assets	80,039	107,414

LONG-TERM ASSETS:
Financing leases receivable, net	16,431	19,760

Total Long-term Assets	16,431	19,760

Total Assets	96,470	127,174

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties, net	12,500	35,284
Note payable - net	-	34,109
Accounts payable	204,590	81,266
Line of credit - related party	70,000	-
Accrued interest payable	13,167	11,102
Accrued interest payable - related parties	3,113	186
Due to related party	-	15,000
Convertible notes payable, net	-	-
Accrued expenses	153,448	43,542

Total Current Liabilities	456,818	220,489

LONG-TERM LIABILITIES:
Convertible notes payable, net	479,174	306,516

Total Long-term Liabilities	479,174	306,516

Total Liabilities	935,992	527,005

Redeemable Series A Preferred stock, $0.0001 par value; 51 shares authorized 51 and 0 shares issued and outstanding as of December 31, 2018 and 2017, respectively	51,000	-

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;

Common stock: $0.0001 par value, 200,000,000 shares authorized; 3,433,083 and 3,088,333 shares issued and outstanding at December 31, 2018 and 2017	343	309
Additional paid-in capital	1,208,320	534,353
Accumulated deficit	(2,099,185)	(934,493)

Total Stockholders’ Deficit	(890,522)	(399,831)

Total Liabilities and Stockholders’ Deficit	96,470	127,174

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

REVENUES:
Interest on lease financings	$13,948	$28,806

Total revenues	13,948	28,806

OPERATING EXPENSES:
Compensation and benefits	519,487	224,041
Professional fees	443,576	134,139
Provision for lease losses	(14,084)	53,975
General and administrative expenses	56,012	25,015

Total operating expenses	1,004,991	437,170

LOSS FROM OPERATIONS	(991,043)	(408,364)

OTHER (INCOME) EXPENSES:
Interest expense	151,551	146,283
Interest expense - related parties	23,703	4,759
Gain on sale of equipment	(1,605)	-

Total other expenses	173,649	151,042

LOSS BEFORE INCOME TAXES	(1,164,692)	(559,406)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,164,692)	$(559,406)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.33)	$(0.26)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	3,510,645	2,130,777

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2016	-	$-	2,084,000	$208	$275,445	$(375,087)	$(99,434)

Shares issued in recapitalization	-	-	617,667	62	(97,562)	-	(97,500)

Shares issued upon conversion of debt	-	-	386,666	39	259,961	-	260,000

Warrants issued in connection with convertible notes and related party notes	-	-	-	-	96,509	-	96,509

Net loss	-	-	-	-	-	(559,406)	(559,406)

Balance, December 31, 2017	-	-	3,088,333	309	534,353	(934,493)	(399,831)

Shares issued for services	-	-	211,000	21	453,826	-	453,847

Shares issued upon conversion of debt	-	-	113,750	11	90,534	-	90,545

Warrants issued in connection with convertible note	-	-	-	-	74,609	-	74,609

Common stock issued in connection with convertible note	-	-	20,000	2	27,998	-	28,000

Beneficial conversion feature on convertible notes	-	-	-	-	27,000	-	27,000

Net loss	-	-	-	-	-	(1,164,692)	(1,164,692)

Balance, December 31, 2018	-	$-	3,433,083	$343	$1,208,320	$(2,099,185)	$(890,522)

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,164,692)	$(559,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	200
Stock-based compensation	448,840	-
Amortization of debt discount to interest expense	131,981	106,872
Bad debt recovery	(4,176)	53,975
Change in operating assets and liabilities:
Financing leases receivable	(21,025)	54,635
Due from lease service provider	449	(6,755)
Accrued interest receivable	1,026	3,175
Prepaid expenses	(43)	(231)
Accounts payable	123,324	80,281
Accrued interest payable	2,065	1,524
Accrued interest payable - related parties	5,973	(570)
Accrued expenses	160,907	5,141
NET CASH USED IN OPERATING ACTIVITIES	(315,371)	(261,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for sale	15,000	2,700
Cash paid for recapitalization	-	(97,500)
NET CASH PROVIDED BY INVESTING ACTIVITIES	15,000	(94,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	55,000	15,000
Proceeds from note payable subscription receivable	50,000	-
Proceeds from notes payable - related parties	-	50,000
Proceeds from convertible notes	205,000	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	310,000	265,000

NET INCREASE (DECREASE) IN CASH	9,629	(90,959)

CASH, beginning of period	728	91,687

CASH, end of period	$10,357	$728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$38,281	$33,145
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for services	$77,000	$-
Reclassification of due to related party to line of credit - related party	$15,000	$-
Issuance of Series A Preferred to settele Accrued Compensation	$51,000	$-
Beneficial conversion feature on convertible notes	$27,000	$-
Acquisition for financing leases receivable for accrued expense	$-	$32,921
Increase in debt discount for warrants	$-	$96,494
Conversion of debt in connection with recapitalization	$-	$260,000
Financing lease receivable reclassified to equipment held for sale	$-	$15,000
Increase in subscription receivable and note payable	$-	$50,000
Shares issued for recapitalization	$-	$401,484

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

NOTE 2 – GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, for the year ended December 31, 2018, the Company had a net loss of $1,164,692 and used cash in operating activities of $315,371. Additionally, the Company had an accumulated deficit of $2,099,185, a stockholders’ deficit of $890,522, and a working capital deficit of $376,779 at December 31, 2018, and minimal revenues for the year ended December 31, 2018. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is enhanced as a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

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

Credit risk and concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2018 and 2017, cash in bank did not exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2018.

Financing leases receivable represent amounts due from lessees in various industries, related to equipment on direct financing leases. Currently, the Company relies on one source to acquire financing leases and to service such leases. The Company believes that other lenders are available to acquire lease portfolios if the Company cannot acquire additional financing lease receivable portfolios from its single source. Additionally, as of December 31, 2018, the Company’s portfolio of financing leases consists of seven leases. A default on or loss of any of these leases would have a material adverse effect on the Company’s results of operations and financial condition.

Cash and cash equivalent

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2018 and 2017, the Company did not have any cash equivalents.

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

Fair value of financial instruments and fair value measurements

The Company follows ASC 820-10 of the FASB Accounting Standards Codification to measure the fair value of its financial instruments and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by ASC 820-10 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Income taxes

Income Tax Provision

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. ASC 740, Accounting for Income Taxes, requires companies to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets were revalued based on the reduction in the federal statutory tax rate from 35% to 21%. A corresponding offset has been made to the valuation allowance, and any potential other taxes arising due to the Tax Act will result in reductions to the Company’s net operating loss carryforward and valuation allowance. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending December 31, 2018, but the Company does not expect the Tax Act to have a material impact on the Company’s consolidated financial statements.

Uncertain Tax Positions

The Company evaluates uncertain tax positions to recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. De-recognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Interpretation of taxation rules relating to net operating loss utilization in real estate transactions give rise to uncertain positions. In connection with the uncertain tax position, there were no interest or penalties recorded as the position is expected but the tax returns are not yet due.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters. In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters, which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include the United States (including applicable states).

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

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2018	December 31, 2017
Stock warrants	1,080,250	1,268,749
Stock options	300,000	-
Convertible debt	444,124	200,000
	1,824,374	1,468,749

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and notes to its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718)”. The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted the standard and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of the new standard.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is required to be adopted in the first quarter of 2018. The Company adopted the standard during the year ended December 31, 2017 and the adoption did not have a material effect on its consolidated financial statements and disclosures.

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – FINANCING LEASES RECEIVABLE

In December 2017, the Company repossessed one truck from one lessee that defaulted on their lease in 2017. At December 31, 2017, the truck held for sale had an estimated residual value of $15,000. On June 13, 2018, the Company sold the truck to a third party for $17,100. Accordingly, the Company recorded a gain on sale of equipment of $2,100 less servicing fees of $495 for a net gain on sale of equipment of $1,605 for the year ended December 31, 2018.

On September 28, 2018, the Company entered into a Purchase and Service Agreement with a third-party lease financing company (the “Seller”) to acquire a portfolio consisting of three leases for a cash purchase price of $67,207, an amount that is estimated a yield a return on investment of approximately 18%.

The Seller is responsible for administrating the leases, collecting all payments, and distributing funds to the Company. On a monthly basis, the Company shall pay the seller an administrative fee equal to 2% of the scheduled payment amount of each lease, 50% of all penalties or late fee charges collected, and 50% of all default interest collected. The seller shall remit the remaining amount received from the lessees to the Company. The finance leases require 36 monthly/weekly or bi-weekly payments through February 2020. Each lease is secured by ownership of the related transportation equipment. As of December 31, 2018 and 2017, financing leases receivable consists of leases for transportation equipment. At December 31, 2018 and 2017, financing leases receivable consisted of the following:

	December 31, 2018	December 31, 2017
Total minimum financing leases receivable	$96,505	$89,370
Unearned income	(8,124)	(11,080)
Total financing leases receivable	88,381	78,290
Less: allowance for uncollectible financing leases receivable	(10,295)	(25,405)
Financing leases receivable, net	78,086	52,885
Less: current portion of financing leases receivable, net	(61,655)	(33,125)
Financing leases receivable, net – long-term	$16,431	$19,760

For the years ended December 31, 2018 and 2017, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Years Ended December 31,
	2018	2017
Allowance for uncollectible financing leases receivable at beginning of period	$25,405	$79,000
Provisions for credit losses	-	53,975
Bad debt recovery	(15,110)	(107,570)
Allowance for uncollectible financing leases receivable at end of period	$10,295	$25,405

At December 31, 2018, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
Year 1	$90,286
Year 2	6,219

Future minimum gross financing leases receivable	$96,505

NOTE 4 – CONVERTIBLE DEBT

During the year ended December 31, 2015, the Company entered into 10% convertible promissory notes (the “10% Convertible Notes”) with three third party individuals in the aggregate amount of $30,000. The unpaid principal and interest were payable three years from the date of the respective 10% Convertible Note through September 2018 and bear interest computed at a rate of interest which is equal to 10.0% per annum. The Noteholders were entitled, at their option, at any time after the issuance of the 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $1.00 per common shares. In connection with the 10% Convertible Notes, the Company issued to noteholders 30,000 five-year warrants to acquire common shares at $2.00 per share. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 60,000 shares upon conversion of the full principal amount of $30,000.

During the year ended December 31, 2016, the Company entered into 10% convertible promissory notes (the “2016 10% Convertible Notes”) with seven third party individuals in the aggregate amount of $400,000. The unpaid principal and interest are payable three years from the date of the respective 2016 10% Convertible Note through December 2019 and bear interest computed at a rate of interest which is equal to 10.0% per annum. The Company may prepay any amount outstanding under the 2016 10% Convertible Note by making a payment to note holder of an amount in cash equal to the principal amount multiplied by a prepayment penalty percentage of 5.0%. The Noteholders are entitled, at their option, at any time after the issuance of the 2016 10% Convertible Notes, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price of $1.50 per common shares. The noteholders have the option to extend the due date of the notes for three additional one-year periods. In connection with the 2016 10% Convertible Notes, the Company issued to noteholders 575,000 five-year warrants to acquire common shares at $2.00 per share. On December 14, 2017, in connection with the Share Exchange Agreement, the Company issued 266,666 shares to certain noteholders upon conversion of principal amount of $200,000.

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

On May 31, 2018 one of the three noteholders of the 12% Convertible Notes purchased one of the others’ 12% Convertible note which has an unpaid principal balance of $50,000 and had accrued interest of $1,132, for an aggregate purchase price of $51,132. Accordingly, this note had warrants to acquire 75,000 shares of the Company’s common stock at a price of $4.00 per share that was transferred to the new noteholder. As an incentive for purchasing the note, the Company issued to the noteholder 5,000 shares of the Company’s common stock which was recorded as professional fees during the year ended December 31, 2018. The shares were valued at a price of $0.80 per share, or $4,000 (see Note 8).

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

On September 7, 2018, the Company issued a convertible note to a third-party lender totaling $137,500. The convertible note accrues interest at 8% per annum and matures with interest and principal both due on June 7, 2019. In addition, the Company issued a warrant to purchase 50,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $1.25 per share for a period of three years from the issue date. The Company recorded a $45,565 debt discount relating to the warrants issued to the investor based on the fair value on the dates of issuance, $28,000 for the issuance of 20,000 shares of the Company’s common stock and an original issue discount of $10,000. The debt discount is being accreted over the life of the note. The convertible note and accrued interest are convertible at a conversion price of $1.00 per share, subject to adjustment.

On December 3, 2018, the Company issued a convertible note to a third-party lender totaling $40,500. The convertible note accrues interest at 5% per annum and matures with interest and principal both due on December 3, 2019. In addition, the Company issued a warrant to purchase 20,250 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $1.15 per share for a period of three years from the issue date. The Company recorded a $12,106 debt discount relating to the warrants issued to the investor based on the fair value on the dates of issuance, $27,000 for the beneficial conversion feature and an original issue discount of $5,500. The debt discount is being accreted over the life of the note.

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

The convertible notes were analyzed to determine if the convertible notes have an embedded beneficial conversion feature (BCF). Based on this analysis, the Company concluded that for the December 2018 note, the conversion feature contained an exercise price that was lower than the fair value of the Company’s common stock and therefore a BCF was recorded. For the remaining notes discussed above, the effective conversion price was greater than the fair value of the Company’s common stock on the note dates and therefore no BCF was recorded.

As discussed above, in connection with convertible notes payable, the Company granted an aggregate of 95,250 warrants to note holders (See Note 8). During the years ended December 31, 2018 and 2017, on the issuance date of the respective warrants, the fair value of the warrants of $74,609 and $64,095 was recorded as a debt discount and an increase to paid-in capital, respectively. The fair market value of each stock warrant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2018	2017
Dividend rate	0	0
Term (in years)	3-5 years	5 Years
Volatility	100.0%	100.0%
Risk-free interest rate	1.71-2.82%	1.80-1.89%

For the years ended December 31, 2018 and 2017, amortization of debt discount related to these convertible notes amounted to $148,826 and $104,089, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

As of December 31, 2018 and 2017, accrued interest payable amounted to $13,167 and $11,102, respectively. The weighted average interest rate for the year ended December 31, 2018 and 2017 was approximately 10% and 10.6%, respectively.

At December 31, 2018 and 2017, the convertible debt consisted of the following:

	December 31, 2018	December 31, 2017
Principal amount	$628,000	$400,000
Less: unamortized debt discount	(148,826)	(93,484)
Convertible note payable, net – long-term	$479,174	$306,517

At December 31, 2018, debt maturities are $378,000 in 2019 and $250,000 in 2020.

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

At December 31, 2018 and 2017, note payable consisted of the following:

	December 31, 2018	December 31, 2017
Principal amount	$-	$50,000
Less: unamortized debt discount	-	(15,891)
Notes payable, net	$-	$34,109

For the years ended December 31, 2018 and 2017, amortization of debt discount related to this note amounted to $15,891 and $454, respectively which has been included in interest expense on the accompanying statements of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

At December 31, 2018 and 2017, notes payable – related parties consisted of the following:

	December 31, 2018	December 31, 2017
Principal amount	$12,500	$50,000
Less: unamortized debt discount	-	(14,716)
Notes payable – related parties, net	$12,500	$35,284

On June 1, 2018, the Company and noteholder restructured the remaining 8% promissory note of $12,500 into a 10% promissory note with all unpaid principal and interest due on December 31, 2018.

In connection with related party convertible note and notes payable, the weighted average interest rate for the years ended December 31, 2017 was approximately 8.0% and 9.9%, respectively.

Upon conversion on May 31, 2018, the Company expensed the remaining debt discount relating to the above warrants of $5,017 to interest expense on the accompanying consolidated statements of operations.

For the years ended December 31, 2018 and 2017, amortization of debt discount related to these related party convertible notes and notes payable amounted to $25,590 and $2,329, respectively, which has been included in interest expense – related parties on the accompanying consolidated statements of operations.

As of December 31, 2018 and 2017, accrued interest payable - related parties amounted to $5,973 and $570, respectively. For the years ended December 31, 2017 and 2016, interest expense - related parties amounted to $23,703 and $4,759, respectively.

Due to related party

In December 2017, a director of the Company advanced $15,000 to the Company for working capital purposes. The advance is non-interest bearing and is payable on demand, On January 1, 2018, the advance was converted into a line of credit promissory note.

Line of credit – related party

On January 1, 2018, the Company entered into a line of credit promissory note with a company owned by a director of the Company in the principal amount of $50,000 or such lesser amount as may be borrowed by the Company. This line of credit promissory note shall bear interest at the rate of 12% per annum and such interest shall be paid each month. The entire outstanding principal amount of this Note shall be due and payable on December 31, 2018. On the Maturity Date, if this Note has not been paid in full, it shall bear interest from inception at the rate of 18% per annum until paid in full. On January 1, 2018, the Company reclassified $15,000 of advances received by this related party entity into this promissory note. On August 1, 2018 the Company amended the terms of the line of credit agreement dated January 1, 2018 with the related party lender to increase the principal amount from $50,000 to $60,000. On October 1, 2018 the Company amended the terms of the line of credit agreement dated January 1, 2018 with the related party lender to increase the principal amount from $60,000 to $80,000. All other terms under the line of credit remain the same. Additionally, during the year ended December 31, 2018, the Company borrowed an additional $45,000 pursuant to the line of credit agreement. At December 31, 2018, amounts due under the line of credit amounted to $60,000.

Office rent - related party

The Company rents its office space from a Director of the Company on a month-to-month basis for $750 per month. For the years ended December 31, 2018 and 2017, rent expense – related party amounted to $9,723 and $7,500, respectively, and is included in general and administrative expenses on the accompanying statements of operations.

NOTE 7 – REDEEMABLE SERIES A PREFERRED

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

On September 4, 2018, the Company filed a Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) designating 51 shares of its authorized preferred stock as Series A Super Voting Preferred Stock (“Series A Preferred”). The shares of Series A Preferred have a par value of $0.0001 per share. The Series A Preferred is not entitled to receive any dividends or liquidation preference and are not convertible into shares of the Company’s common stock.

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

During the year ended December 31,2018, the Company issued 51 shares of Series A Preferred, valued at $51,000, for officer compensation.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

Effective on September 15, 2018, the Company entered into a six-month consulting agreement for business development services. In connection with the consulting agreement, the Company issued 75,000 shares of its common stock. The shares were valued at their fair value of $108,750 or $1.45 per common share which was the fair value on the date of grant based on the closing quoted share price on the date of grant. In connection with these shares, the During the year ended December 31, 2008, the Company recorded stock-based consulting fees of $107,851 related to this agreement. As of December 31, 2018, the unamortized amount of $899 in included in prepaid expenses on the consolidated balance sheets which will be amortized over the remaining agreement term.

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

Stock options

Effective January 1, 2018, in connection with an employment agreement (see Note 8), the Company granted to its CEO options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The grant date of the options was January 1, 2018 and the options expire on January 1, 2023. The options vest as to (i) 100,000 of such shares on January 1, 2019, and (ii) as to 100,000 of such shares on January 1, 2020 and 100,000 of such shares on January 1, 2021. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 2.20%; and, an estimated holding period of 5 years. In connection with these options, the Company valued these options at a fair value of $225,193 and will record stock-based compensation expense over the vesting period. For the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense of $137,618 and $0, respectively.

At December 31, 2018, there were 300,000 options outstanding and no options vested and exercisable. As of December 31, 2018, there was $87,575 of unvested stock-based compensation expense to be recognized through January 2021. The aggregate intrinsic value at December 31, 2018 was approximately $27,000 and was calculated based on the difference between the quoted share price on December 31, 2018 and the exercise price of the underlying options.

Warrants

At Closing of the Share Exchange Agreement, the Praco Shareholders were issued warrants for 283,749 common shares on a pro-rata basis exercisable at $2.00 per share and subject to the same terms and conditions as the warrants currently held by the Arista warrant holders except without a cashless exercise option. In addition, immediately following the Closing, the Company exchanged each outstanding Arista warrant for new warrants issued by the Company entitling the holder to purchase an equal number of shares of the Company’s common stock as the number of Arista shares they were entitled to purchase upon exercise, subject to the same terms and conditions as the Arista Capital warrants except without a cashless exercise option. Also, at Closing, the Company exchanged each outstanding Arista Capital convertible note into a convertible note issued by the Company convertible into an equal amount of shares of the Company’s common stock as the number of Arista Capital shares into which such notes were convertible, subject to the same terms and conditions as the convertible notes currently held by Arista Capital convertible noteholders. As a result of such exchange offers, at Closing, the Company issued warrants to purchase 935,000 shares of Common Stock.

In December 2018, the Company issued to related party noteholders 20,250 five-year warrants to acquire common shares at $0.01 per share (See Note 6). Additionally, in December 2018, the Company issued to a third-party noteholder 25,000 five-year warrants to acquire common shares at $0.01 per share (See Note 5).

Warrant activities for the years ended December 31, 2018 and 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance Outstanding December 31, 2016	635,000	2.00
Granted in connection with Share Exchange	283,749	2.00
Granted in connection with debt	350,000	3.43
Balance Outstanding December 31, 2017	1,268,749	2.39	5.16
Granted in connection with debt	95,250	1.87
Balance Outstanding December 31, 2018	1,363,999	2.36	4.10	$54,000
Exercisable, December 31, 2018	1,363,999	2.36	4.10	$54,000

NOTE 9 – COMMITMENTS AND CONTINCENGIES

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

In addition, effective January 1, 2018, the CEO was granted options to purchase 300,000 shares of the Corporation’s common stock at an exercise price of $1.00 per share which shall vest annually on a pro rata basis over the 3-year period commencing January 1, 2019.

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

Future minimum commitment payments under an employment agreement at December 31, 2018 are as follows:

Years ending December 31,	Amount
2019	$220,500
2020	231,525
2021	243,101
2022	255,256
Total minimum commitment employment agreement payments	$950,383

Consulting agreements

On March 1, 2018, the Company entered into a one-year consulting agreement with a third-party entity for assistance with corporate strategy, investor relations, and financial advisory and business development services. In connection with this consulting agreement, the Company paid the consultant $5,000. Upon fulfillment of the term of the agreement, the agreement shall convert to either an “at will” agreement or shall extend for an additional period of time as mutually determined by the Company and consultant.

On August 6, 2018 the Company entered into a consulting agreement with a third party to perform services relating to investor relations and due diligence. The term of this agreement is for a period of two years unless terminated earlier with a thirty-day prior written notice. This consultant will introduce investors to the company and will be paid 8% of the capital raised by the investor introduced. During the year ended December 31, 2018 the parties agreed to terminate this agreement.

Investment agreement

On July 19, 2018, the Company entered into an investment agreement with a third-party entity to invest up to $5,000,000 over a commitment period of three years by purchasing the Company’s common stock under Section 4(a)(2) of the Securities Act of 1933. The third-party entity’s obligation to purchase the Company’s common stock is subject to the filing and effectiveness of an S-1 registration statement by the Company.

NOTE 10 – INCOME TAXES

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. Beginning January 1, 2018, the lower tax rate of 21% will be used to calculate the amount of any federal income tax due on taxable income earned during 2018.

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2018 and 2017 consist of net operating loss carryforwards and allowances for uncollectible financing receivables. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future generation for taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, Management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The valuation allowance increased by approximately $82,000 and $92,000 for the years ended December 31, 2018 and 2017, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the Company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the net benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Income tax benefit at U.S. statutory rate of 34%	$(244,585)	$(117,475)
State income tax benefit	(75,705)	(36,361)
Non-deductible expenses	25,988	29,390
Change in effective U.S statutory rate to 21%	-	58,829
Change in valuation allowance	294,302	65,617
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax assets as of December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
Deferred Tax Assets:
Net operating loss carryforward	$483,358	$185,943
Allowance for uncollectible financing receivables	3,873	6,986
Total deferred tax assets	487,231	192,929
Valuation allowance	(487,231)	(192,929)
Net deferred tax assets	$-	$-

The estimated net operating loss carryforward was approximately $1,757,665 at December 31, 2018. The Company’s net operating loss carryforward may be limited on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2018 and 2017 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was approximately $294,000 from the year ended December 31, 2018. The potential tax benefit arising from tax loss carryforwards will expire in 2036.

If applicable, interest costs related to the unrecognized tax benefits are required to be calculated and would be classified as “Other expenses – Interest expense” in the statement of operations. Penalties would be recognized as a component of “General and administrative.”

No material interest or penalties on unpaid tax were recorded during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2016, 2017 and 2018 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to December 31, 2018 the Company entered into three convertible note agreements with investors. The Company received proceeds of $128,300. As additional consideration for entering in the convertible note agreements, the investors were granted a total of 31,910 warrants to purchase the Company’s common stock.

Subsequent to December 31, 2018 the Company issued 60,000 shares to a vendor for services rendered.