Form 10-Q
period 2019-03-31
Arista Financial Corp.
filed 2019-05-20
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

As of May 10, 2019, the registrant had 3,540,410 shares of common stock, par value $0.0001 per share, issued and outstanding.

ARISTA FINANCIAL CORP.

Form 10-Q

March 31, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,541	$10,357
Financing leases receivable, net	53,471	61,655
Due from lease service provider	7,277	6,306
Prepaid expenses	-	1,721

Total Current Assets	63,289	80,039

LONG-TERM ASSETS:
Financing leases receivable, net	1,062	16,431

Total Long-term Assets	1,062	16,431

Total Assets	$64,351	$96,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties, net	$12,500	$12,500
Accounts payable	203,165	204,590
Line of credit - related party	70,000	70,000
Accrued interest payable	45,152	13,167
Accrued interest payable - related parties	3,471	3,113
Convertible notes payable, net	339,946	-
Accrued expenses	177,945	153,448

Total Current Liabilities	852,179	456,818

LONG-TERM LIABILITIES:
Convertible notes payable, net	210,835	479,174

Total Long-term Liabilities	210,835	479,174

Total Liabilities	1,063,014	935,992

Redeemable Series A Preferred stock, $0.0001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	51,000	51,000

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;

Common stock: $0.0001 par value, 200,000,000 shares authorized; 3,490,577 and 3,433,083 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	349	343
Additional paid-in capital	1,369,747	1,208,320
Accumulated deficit	(2,419,759)	(2,099,185)

Total Stockholders’ Deficit	(1,049,663)	(890,522)

Total Liabilities and Stockholders’ Deficit	$64,351	$96,470

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES:
Interest on lease financings	$3,372	$3,673

Total revenues	3,372	3,673

OPERATING EXPENSES:
Compensation and benefits	143,844	100,622
Professional fees	42,723	86,880
Provision for lease losses	(1,190)	(4,176)
General and administrative expenses	14,164	10,963

Total operating expenses	199,541	194,289

LOSS FROM OPERATIONS	(196,169)	(190,616)

OTHER (INCOME) EXPENSES:
Interest expense	121,815	31,503
Interest expense - related parties	2,590	9,635

Total other expenses	124,405	41,138

LOSS BEFORE INCOME TAXES	(320,574)	(231,754)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(320,574)	$(231,754)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.09)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	3,453,737	3,108,333

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	-	3,433,083	343	1,208,320	(2,099,185)	(890,522)

Shares issued for services	-	-	52,000	5	88,121	-	88,126

Shares issued upon conversion of debt	-	-	5,494	1	2,499	-	2,500

Warrants issued in connection with convertible note	-	-	-	-	13,534	-	13,534

Beneficial conversion feature on convertible notes	-	-	-	-	57,273	-	57,273

Net loss	-	-	-	-	-	(320,574)	(320,574)

Balance, March 31, 2019	-	$-	3,490,577	$349	$1,369,747	$(2,419,759)	$(1,049,663)

See accompanying notes to condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	-	-	3,088,333	309	534,353	(934,493)	(399,831)

Shares issuedfor services	-	-	60,000	6	68,994	-	69,000

Accretion of stock option expense	-	-	-	-	34,404	-	34,404

Net loss	-	-	-	-	-	(231,754)	(231,754)

Balance, March 31, 2018	-	$-	3,148,333	$315	$637,751	$(1,166,247)	$(528,181)

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Year Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(320,574)	$(231,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	88,126	40,154
Amortization of debt discount to interest expense	81,914	27,696
Bad debt recovery	-	(4,176)
Change in operating assets and liabilities:
Financing leases receivable	23,553	16,611
Due from lease service provider	(971)	(95)
Prepaid expenses	1,721	(4,715)
Accounts payable	(1,425)	52,208
Accrued interest payable	31,985	2,772
Accrued interest payable - related parties	358	2,306
Accrued expenses	24,497	38,667

NET CASH USED IN OPERATING ACTIVITIES	(70,816)	(60,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	-	20,000
Proceeds from note payable subscription receivable	-	50,000
Proceeds from convertible notes	63,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	63,000	70,000

NET INCREASE (DECREASE) IN CASH	(7,816)	9,674

CASH, beginning of period	10,357	728

CASH, end of period	$2,541	$10,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,149	$8,364
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in debt discount for warrants	$13,534	$-
Conversion of debt in connection with recapitalization	$2,500	$-
Beneficial conversion feature on convertible notes	$57,273	$-
Issuance of common stock for services	$-	$69,000
Reclassification of due to related party to line of credit - related party	$-	$15,000

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 2 – GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the three months ended March 31, 2019, the Company had a net loss of $320,574 and used cash in operating activities of $70,816. Additionally, the Company had an accumulated deficit of $2,419,759, a stockholders’ deficit of $1,049,663, and a working capital deficit of $788,890 at March 31, 2019, and minimal revenues for the three months ended March 31, 2019. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is enhanced as a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Basis of presentation

The Company prepares its condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended March 31, 2019 include estimates of allowances for uncollectible finance leases receivable, the useful life of property and equipment, and the fair value of non-cash equity transactions.

Credit risk and concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At March 31, 2019 and December 31, 2018, cash in bank did not exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2019.

Financing leases receivable represent amounts due from lessees in various industries, related to equipment on direct financing leases. Currently, the Company relies on one source to acquire financing leases and to service such leases. The Company believes that other lenders are available to acquire lease portfolios if the Company cannot acquire additional financing lease receivable portfolios from its single source. Additionally, as of March 31, 2019, the Company’s portfolio of financing leases consists of seven leases. A default on or loss of any of these leases would have a material adverse effect on the Company’s results of operations and financial condition.

Cash and cash equivalent

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company did not have any cash equivalents.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the condensed consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusted the expense recognized in the condensed consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its condensed consolidated financial statements.

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

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2018	March 31, 2018
Stock warrants	1,384,249	1,268,749
Stock options	300,000	300,000
Convertible debt	565,341	200,000
	2,249,590	1,768,749

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

Recent accounting pronouncements

In May 2014, FASB issued an update (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company has concluded that ASU 2014-09 did not have a material impact on the process for, timing of, and presentation and disclosure of revenue recognition from contracts with lessees.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements and notes to its condensed consolidated financial statements.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statement presentation or disclosures.

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”, which changes the fair value measurement disclosure requirements of ASC 820. This update is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 – FINANCING LEASES RECEIVABLE

The seller is responsible for administrating the leases, collecting all payments, and distributing funds to the Company. On a monthly basis, the Company shall pay the seller an administrative fee equal to 2% of the scheduled payment amount of each lease, 50% of all penalties or late fee charges collected, and 50% of all default interest collected. The seller shall remit the remaining amount received from the lessees to the Company. The finance leases require 36 monthly/weekly or bi-weekly payments through April 2020. Each lease is secured by ownership of the related transportation equipment.

At March 31, 2019 and December 31, 2018, financing leases receivable consisted of the following:

	March 31, 2019	December 31, 2018
Total minimum financing leases receivable	$68,390	$96,505
Unearned income	(4,752)	(8,124)
Total financing leases receivable	63,638	88,381
Less: allowance for uncollectible financing leases receivable	(9,105)	(10,295)
Financing leases receivable, net	54,533	78,086
Less: current portion of financing leases receivable, net	(53,471)	(61,655)
Financing leases receivable, net – long-term	$1,062	$16,431

For the years ended March 31, 2019 and 2018, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Three Months Ended March 31,
	2019	2018
Allowance for uncollectible financing leases receivable at beginning of period	$10,295	$25,405
Provisions for credit losses	-	-
Bad debt recovery	(1,190)	(4,176)
Allowance for uncollectible financing leases receivable at end of period	$9,105	$21,229

At March 31, 2019, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
Year 1	$67,327
Year 2	1,062
Future minimum gross financing leases receivable	$68,389

NOTE 4 – CONVERTIBLE DEBT

On January 28, 2019, the Company issued a convertible note to a third-party lender totaling $35,000 (the “January 2019 Note”). The company received cash of $31,500, original issue discounts of $2,100 and debt issuances costs of $1,400. The January 2019 Note accrues interest at 10% per annum and matures with interest and principal both due on October 28, 2019.  The January 2019 Note is convertible into the Company’s common stock at a rate of 60% discount to the Company’s common stock with a lookback of 20 trading days.

The conversion feature of the January 2019 Note provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF of $25,985. The total discounts on the note is $28,085. The total issuances costs are $1,400. The debt discount and debt issuances costs are being accreted over the life of the note to interest expense.

During the three months ended March 31, 2019 the lender converted $2,500 in principal into 5,494 shares of the Company’s common stock.

On February 11, 2019, the Company issued a convertible note to a third-party lender totaling $35,000 (the “February 2019 Note”). The company received cash of $31,500, original issue discounts of $2,100 and debt issuances costs of $1,400. The February 2019 Note accrues interest at 10% per annum and matures with interest and principal both due on November 6, 2019.  The February 2019 Note is convertible into the Company’s common stock at a rate of 60% discount to the Company’s common stock with a lookback of 20 trading days.

In addition, the Company issued a warrant to purchase 20,250 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $2.00 per share for a period of three years from the issue date. The Company recorded a $13,534 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance.

The conversion feature of the February 2019 Note provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF of $31,288. The total discounts on the note is $46,922. The total issuances costs are $1,400. Due to the fact the total discounts exceeded the face value of the note $16,822 were expensed to interest expense upon issuance. The debt discount and debt issuances costs are being accreted over the life of the note to interest expense.

For the three months ended March 31, 2019 and 2018, amortization of debt discount related to these convertible notes amounted to $81,345 and $11,496, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

As of March 31, 2019 and December 31, 2018, accrued interest payable amounted to $45,152 and $11,102, respectively. The weighted average interest rate for the three months ended March 31, 2019 and December 31, 2018 was approximately 10% and 10.6%, respectively.

At March 31, 2019 and December 31, 2018, the convertible debt consisted of the following:

	March 31, 2019	December 31, 2018
Principal amount	$695,500	$628,000
Less: unamortized debt issuance costs	(2,232)	-
Less: unamortized debt discount	(142,487)	(148,826)
	550,781	479,174
Less: Current Debt	(339,946)	-
Convertible note payable, net – long-term	$210,835	$479,174

At March 31, 2019, debt maturities are $339,946 in March 31, 2020 and $210,835 thereafter.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

At March 31, 2019 and December 31, 2018, notes payable – related parties consisted of the following:

	March 31, 2019	December 31, 2018
Principal amount	$12,500	$12,500
Less: unamortized debt discount	-	-
Notes payable – related parties, net	$12,500	$12,500

As of March 31, 2019 and December 31, 2018, accrued interest payable amounted to $58 and $544, respectively.

Line of credit – related party

As of March 31, 2019 and December 31, 2018, the line of credit related party amounted to $70,000.

As of March 31, 2019 and December 31, 2018, accrued interest payable related party amounted to $3,413 and $2,842, respectively.

Office rent - related party

The Company rents its office space from a Director of the Company on a month-to-month basis for $445 per month. For the three months ended March 31, 2019 and 2018, rent expense – related party amounted to $1,335 and $ 2,250, respectively, and is included in general and administrative expenses on the accompanying statements of operations.

NOTE 6 – REDEEMABLE SERIES A PREFERRED

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

On September 4, 2018, the Company filed a Certificate of Designation with the Secretary of State of Nevada (the “Certificate of Designation”) designating 51 shares of its authorized preferred stock as Series A Super Voting Preferred Stock (“Series A Preferred”). The shares of Series A Preferred have a par value of $0.0001 per share. The Series A Preferred is not entitled to receive any dividends or liquidation preference and is not convertible into shares of the Company’s common stock.

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

As of March 31, 2019 and December 31, 2018 the Company had 51 shares of Series A Preferred issued and outstanding with a stated valued of $51,000.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

On February 1, 2019 the Company entered into a three-month consulting agreement for investor relations services. In connection with the consulting agreement, the Company agreed to issued 20,000 shares of its common stock on the first of each month for the next three months. The shares were valued at their fair value of $44,000 which was the fair value on the date of grant based on the closing quoted share price on the date of grant.

Common stock issued for note conversion

During the three months ended March 31, 2019 a lender converted $2,500 in principal into 5,494 shares of the Company’s common stock.

Stock options

Stock option activities for the three months ended March 31, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	300,000	1.00	4.76
Granted	-	-	-
Balance Outstanding March 31, 2019	300,000	$1.00	3.76	$-
Exercisable, March 31, 2019	100,000	$1.00	3.76	$-

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the three months ended March 31, 2019 are as follows:

March 31, 2019
Exercise price	$1.25
Expected dividends	0%
Expected volatility	100%
Risk free interest rate	2.47%
Expected life of warrant	3 years

Warrant activities for the three ended March 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance Outstanding December 31, 2018	1,363,999	2.36	4.10
Granted in connection with debt	20,250	2.00	3.00
Balance Outstanding March 31, 2019	1,384,249	2.35	3.84	$34,500
Exercisable, March 31, 2019	1,384,249	2.35	3.84	$34,500

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

Future minimum commitment payments under an employment agreement at March 31, 2019 are as follows:

Years ending December 31,	Amount
2019	$165,375
2020	231,525
2021	243,101
2023	255,256
Total minimum commitment employment agreement payments	$895,258

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2019 the Company issued 20,000 shares of its common stock for services rendered.

Subsequent to March 31, 2019 a lender converted $5,000 in principal into 45,833 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the below “Forward-Looking Statements” section of this MD&A and our 2018 Form 10-K for a discussion of these risks and uncertainties.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Annual Report.

Results of Operations - Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

Revenues consist of interest earned on lease financings and other fee income. For the three months ended March 31, 2019, total revenues amounted to $3,372 as compared to $3,673 for the three months ended March 31, 2018, a decrease of $301, or 8%. The decrease in revenues for the periods discussed were attributable to a decrease in the revenue generated by our leasing portfolio during the 2019 period as compared to the 2018 period.

Operating Expenses

For the three months ended March 31, 2019, operating expenses amounted to $199,541 as compared to $194,289 for the three months ended March 31, 2018, an increase of $15,752, or 3%.

For the three months ended March 31, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended March 31,
	2019	2018
Compensation and benefits	$143,844	$100,622
Professional fees	42,723	86,880
Provision for lease losses	(1,190)	(4,176)
General and administrative expenses	14,164	10,963
Total	$199,541	$194,289

●	For the three months ended March 31, 2019, compensation and benefit expense increased by $43,222, or 43% as compared to the three months ended March 31, 2018. This increase was attributable to an increase in compensation paid to Arista’s chief executive officer which includes stock-based compensation of $88,126 for the three months ended March 31, 2019 for stock options granted on January 1, 2018.

●	For the three months ended March 31, 2019, professional fees decreased by $44,157, or 51%, as compared to the three months ended March 31, 2018. This increase was primarily attributable to a decrease in legal fees of $44,273, a decrease in accounting fees of $8,000 and a decrease in consulting fees of $1,000.

●	For the three months ended March 31, 2019, provision for lease losses increased by $2,986 as compared to the three months ended March 31, 2018. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses on these receivables.

●	For the three months ended March 31, 2019, general and administrative expenses increased by $3,201 as compared to the three months ended March 31, 2018. The increase was due an increase in insurance expenses. This increase was offset by a decrease in office rent.

Loss from Operations

As a result of the factors described above, for the three months ended March 31, 2019, loss from operations amounted to $196,169, as compared to $190,616 for the three months ended March 31, 2018, an increase of $386,785, or 3%

Other Expenses

Other expenses consist of interest expense incurred on debt owed to third parties and related parties. For the three months ended March 31, 2019, interest expense amounted to $124,405, as compared to $41,138 for the three months ended March 31, 2018, an increase of $83,267, or 202%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2019 and 2018, net loss amounted to $320,574, or $0.09 per common share (basic and diluted), and $231,754, or $0.07 per common share (basic and diluted), respectively.

Due to lack of operating cash flows, from December 31, 2018 to March 31, 2019, accounts payable decreased by $1,425 and accrued expenses increased by $24,497.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $2,541 and $10,357 on hand as of March 31, 2019 and December 31, 2018, respectively.

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

Cash Flows

Net cash flow used in operating activities was $70,816 for the three months ended March 31, 2019, as compared to net cash used in operating activities of $60,326 for the three months ended March 31, 2018, an increase of $10,490. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the three months ended March 31, 2019 and March 31, 2018, we did not have any cash flows from investing activities.

Net cash provided by financing activities was $63,000 for the three months ended March 31, 2019 as compared to $70,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received proceeds from convertible notes of $63,000. During the three months ended March 31, 2018, we received proceeds from a note payable subscription receivable of $50,000 and proceeds from a related party line of credit of $20,000

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required of smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Arista Financial Corp. (Registrant)

Date: May 20, 2019	/s/ Paul Patrizio
Paul Patrizio
Chief Executive Officer and President
(principal executive officer)

Date: May 20, 2019	/s/ Jonathan R. Tegge
Jonathan R. Tegge Interim Chief Financial Officer (principal financial officer and principal accounting officer)