Form 10-Q
period 2019-06-30
Arista Financial Corp.
filed 2019-08-19
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 15, 2019, the registrant had 4,502,410 shares of common stock, par value $0.0001 per share, issued and outstanding.

ARISTA FINANCIAL CORP.

Form 10-Q

June 30, 2019

i

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,175	$10,357
Financing leases receivable, net	37,160	61,655
Due from lease service provider	6,801	6,306
Prepaid expenses	-	1,721

Total Current Assets	45,136	80,039

LONG-TERM ASSETS:
Financing leases receivable, net	1,062	16,431

Total Long-term Assets	1,062	16,431

Total Assets	$46,198	$96,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties, net	$10,000	$12,500
Accounts payable	297,972	204,590
Line of credit - related party	70,000	70,000
Accrued interest payable	57,922	13,167
Accrued interest payable - related parties	5,508	3,113
Convertible notes payable, net	416,439	-
Accrued expenses	211,016	153,448

Total Current Liabilities	1,068,857	456,818

LONG-TERM LIABILITIES:
Convertible notes payable, net	210,835	479,174

Total Long-term Liabilities	210,835	479,174

Total Liabilities	1,279,692	935,992

Redeemable Series A Preferred stock, $0.0001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	51,000	51,000

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;

Common stock: $0.0001 par value, 200,000,000 shares authorized; 3,668,410 and 3,433,083 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	367	343
Additional paid-in capital	1,468,825	1,208,320
Accumulated deficit	(2,753,686)	(2,099,185)

Total Stockholders’ Deficit	(1,284,494)	(890,522)

Total Liabilities and Stockholders’ Deficit	$46,198	$96,470

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

REVENUES:
Interest on lease financings	$2,454	$2,781	$5,826	$6,454

Total revenues	2,454	2,781	5,826	6,454

OPERATING EXPENSES:
Compensation and benefits	94,920	101,661	238,764	202,283
Professional fees	100,644	105,768	143,367	192,648
Provision for lease losses	(2,650)	(4,037)	(3,840)	(8,213)
General and administrative expenses	44,657	18,974	58,821	29,937

Total operating expenses	237,571	222,366	437,112	416,655

LOSS FROM OPERATIONS	(235,117)	(219,585)	(431,286)	(410,201)

OTHER (INCOME) EXPENSES:
Interest expense	96,272	31,313	218,087	62,816
Interest expense - related parties	2,537	8,538	5,127	18,173
Gain on sale of equipment	-	(1,605)	-	(1,605)

Total other expenses	98,809	38,246	223,214	79,384

LOSS BEFORE INCOME TAXES	(333,926)	(257,831)	(654,500)	(489,585)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(333,926)	$(257,831)	$(654,500)	$(489,585)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.10)	$(0.25)	$(0.19)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	3,467,544	1,042,000	3,506,720	3,147,608

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	-	3,433,083	343	1,208,320	(2,099,185)	(890,522)

Shares issued for services	-	-	84,000	9	136,254	-	136,263

Shares issued upon conversion of debt	-	-	151,327	15	11,685	-	11,700

Warrants issued in connection with convertible note	-	-	-	-	16,427	-	16,427

Beneficial conversion feature on convertible notes	-	-	-	-	96,139	-	96,139

Net loss	-	-	-	-	-	(654,500)	(654,500)

Balance, June 30, 2019	-	$-	3,668,410	$367	$1,468,825	$(2,753,685)	$(1,284,493)

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2019	-	-	3,490,577	349	1,369,747	(2,419,759)	(1,049,663)

Shares issued for services	-	-	32,000	3	48,133	-	48,136

Shares issued upon conversion of debt	-	-	145,833	15	9,185	-	9,200

Warrants issued in connection with convertible note	-	-	-	-	2,893	-	2,893

Beneficial conversion feature on convertible notes	-	-	-	-	38,867	-	38,867

Net loss	-	-	-	-	-	(333,926)	(333,926)

Balance, June 30, 2019	-	$-	3,668,410	$367	$1,468,825	$(2,753,685)	$(1,284,493)

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	-	-	3,088,333	309	534,353	(934,493)	(399,831)

Shares issued for services	-	-	70,000	7	145,803	-	145,810

Shares issued upon conversion of debt	-	-	113,750	11	90,534	-	90,545

Warrants issued in connection with convertible note	-	-	-	-	16,939	-	16,939

Net loss	-	-	-	-	-	(489,585)	(489,585)

Balance, June 30, 2018	-	$-	3,272,083	$327	$787,629	$(1,424,078)	$(636,122)

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	-	-	3,148,333	315	637,751	(1,166,247)	(528,181)

Shares issued for services	-	-	10,000	1	42,404	-	42,405

Shares issued upon conversion of debt	-	-	113,750	11	90,534	-	90,545

Warrants issued in connection with convertible note	-	-	-	-	16,940	-	16,940

Net loss	-	-	-	-	-	(257,831)	(257,831)

Balance, June 30, 2018	-	$-	3,272,083	$327	$787,629	$(1,424,078)	$(636,122)

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(654,500)	$(489,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	136,262	117,059
Amortization of debt discount to interest expense	159,366	53,833
Bad debt recovery	-	(4,176)
Change in operating assets and liabilities:
Financing leases receivable	39,864	28,679
Due from lease service provider	(495)	1,316
Prepaid expenses	1,721	(3,287)
Accounts payable	93,382	78,619
Accrued interest payable	44,755	94
Accrued interest payable - related parties	2,395	3,012
Accrued expenses	57,568	67,329

NET CASH USED IN OPERATING ACTIVITIES	(119,682)	(147,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for sale	-	15,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	-	35,000
Proceeds from note payable subscription receivable	-	50,000
Proceeds from notes payable - related parties	(2,500)	-
Proceeds from convertible notes	113,000	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	110,500	135,000

NET INCREASE (DECREASE) IN CASH	(9,182)	2,893

CASH, beginning of period	10,357	728

CASH, end of period	$1,175	$3,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$16,198	$27,096
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in debt discount for warrants	$16,427	$-
Shares issued upon conversion of debt	$11,700	$-
Beneficial conversion feature on convertible notes	$96,139	$-
Issuance of common stock for services	$-	$77,000
Reclassification of due to related party to line of credit - related party	$-	$15,000

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

NOTE 2 – GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the six months ended June 30, 2019, the Company had a net loss of $654,500 and used cash in operating activities of $119,682. Additionally, the Company had an accumulated deficit of $2,753,686, a stockholders’ deficit of $1,284,494, and a working capital deficit of $1,023,721 at June 30, 2019, and minimal revenues for the six months ended June 30, 2019. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is enhanced as a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2019 include estimates of allowances for uncollectible finance leases receivable, the useful life of property and equipment, and the fair value of non-cash equity transactions.

Credit risk and concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At June 30, 2019 and December 31, 2018, cash in bank did not exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2019.

Financing leases receivable represent amounts due from lessees in various industries, related to equipment on direct financing leases. Currently, the Company relies on one source to acquire financing leases and to service such leases. The Company believes that other lenders are available to acquire lease portfolios if the Company cannot acquire additional financing lease receivable portfolios from its single source. Additionally, as of June 30, 2019, the Company’s portfolio of financing leases consists of seven leases. A default on or loss of any of these leases would have a material adverse effect on the Company’s results of operations and financial condition.

Cash and cash equivalent

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

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

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2019	June 30, 2018
Stock warrants	1,395,909	1,293,749
Stock options	300,000	300,000
Convertible debt	703,585	200,000
	2,399,494	1,793,749

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which aims to make leasing activities more transparent and comparable and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. This ASU is effective for all interim and annual reporting periods beginning after December 15, 2018. The adoption of ASU 2016-02 did not have a material impact on the Company’s financial statement presentation or disclosures.

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

In June 2018, the FASB issued Accounting Standards Update 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”)”. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Revenue from Contracts with Customers (Topic 606). ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of ASU 2018-07 in the quarter beginning January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statement presentation or disclosures.

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

At June 30, 2019 and December 31, 2018, financing leases receivable consisted of the following:

	June 30, 2019	December 31, 2018
Total minimum financing leases receivable	$46,975	$96,505
Unearned income	(2,298)	(8,124)
Total financing leases receivable	44,677	88,381
Less: allowance for uncollectible financing leases receivable	(6,455)	(10,295)
Financing leases receivable, net	38,222	78,086
Less: current portion of financing leases receivable, net	(37,160)	(61,655)
Financing leases receivable, net – long-term	$1,062	$16,431

For the six months ended June 30, 2019 and 2018, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Six Months Ended June 30,
	2019	2018
Allowance for uncollectible financing leases receivable at beginning of period	$10,295	$25,405
Provisions for credit losses		-
Bad debt recovery	(3,840)	(8,213)
Allowance for uncollectible financing leases receivable at end of period	$6,455	$17,192

At June 30, 2019, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
Year 1	$45,913
Year 2	1,062
Future minimum gross financing leases receivable	$46,975

NOTE 4 – CONVERTIBLE DEBT

On January 28, 2019, the Company issued a convertible note to a third-party lender totaling $35,000 (the “January 2019 Note”). The company received cash of $31,500, original issue discounts of $2,100 and debt issuances costs of $1,400. The January 2019 Note accrues interest at 12% per annum and matures with interest and principal both due on October 28, 2019.  The January 2019 Note is convertible into the Company’s common stock at a rate of 60% discount to the Company’s common stock with a lookback of 20 trading days.

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

On February 11, 2019, the Company issued a convertible note to a third-party lender totaling $35,000 (the “February 2019 Note”). The company received cash of $31,500, original issue discounts of $2,100 and debt issuances costs of $1,400. The February 2019 Note accrues interest at 12% per annum and matures with interest and principal both due on November 6, 2019.  The February 2019 Note is convertible into the Company’s common stock at a rate of 60% discount to the Company’s common stock with a lookback of 20 trading days.

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

On April 1, 2019, the Company issued a convertible note to a third-party lender totaling $58,300 (the “April 2019 Note”). The company received cash of $50,000, original issue discounts of $5,300 and debt issuances costs of $3,000. The April 2019 Note accrues interest at 10% per annum and matures with interest and principal both due on March 28, 2020.  The April 2019 Note is convertible into the Company’s common stock at a rate of 60% discount to the Company’s common stock with a lookback of 25 trading days.

In addition, the Company issued a warrant to purchase 11,660 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $2.00 per share for a period of three years from the issue date. The Company recorded a $2,893 debt discount relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance.

The conversion feature of the April 2019 Note provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF of $38,867. The total discounts on the note is $ 47,059. The total issuances costs are $3,000. The debt discount and debt issuances costs are being accreted over the life of the note to interest expense.

During the six months ended June 30, 2019 the lenders converted $11,700 in principal into 151,327 shares of the Company’s common stock.

For the six months ended June 30, 2019 and 2018, amortization of debt discount related to these convertible notes amounted to $157,085 and $23,225, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

As of June 30, 2019 and December 31, 2018, accrued interest payable amounted to $57,922 and $34,933, respectively. The weighted average interest rate for the six months ended June 30, 2019 and December 31, 2018 was approximately 10% and 10%, respectively.

At June 30, 2019 and December 31, 2018, the convertible debt consisted of the following:

	June 30, 2019	December 31, 2018
Principal amount	$744,600	$628,000
Less: unamortized debt issuance costs	(3,519)	-
Less: unamortized debt discount	(13,807)	(148,826)
	627,274	479,174
Less: Current Debt	(409,688)	-
Convertible note payable, net – long-term	$217,587	$479,174

At June 30, 2019, future debt maturities are $494,600 through June 30, 2020 and $250,000 thereafter.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

At June 30, 2019 and December 31, 2018, notes payable – related parties consisted of the following:

	June 30, 2019	December 31, 2018
Principal amount	$10,000	$12,500
Less: unamortized debt discount	-	-
Notes payable – related parties, net	$10,000	$12,500

During the six months ended the Company repaid $2,500 in principal and $733 in accrued and unpaid interest.

As of June 30, 2019 and December 31, 2018, accrued interest payable amounted to $501 and $544, respectively.

Line of credit – related party

As of June 30, 2019 and December 31, 2018, the line of credit related party amounted to $70,000.

As of June 30, 2019 and December 31, 2018, accrued interest payable related party amounted to $5,508 and $2,842, respectively.

Office rent - related party

The Company rents its office space from a Director of the Company on a month-to-month basis for $445 per month. For the six months ended June 30, 2019 and 2018, rent expense – related party amounted to $6,750 and $ 4,500, respectively, and is included in general and administrative expenses on the accompanying statements of operations.

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

As of June 30, 2019 and December 31, 2018 the Company had 51 shares of Series A Preferred issued and outstanding with a stated valued of $51,000.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

On February 1, 2019 the Company entered into a three-month consulting agreement for investor relations services. In connection with the consulting agreement, the Company agreed to issued 20,000 shares of its common stock on the first of each month for the next three months. The shares were valued at their fair value of $56,500 which was the fair value on the date of grant based on the closing quoted share price on the date of grant.

Common stock issued for note conversion

During the six months ended June 30, 2019 a lender converted $11,700 in principal into 151,327 shares of the Company’s common stock.

Stock options

Stock option activities for the six months ended June 30, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	300,000	1.00	4.76
Granted	-	-	-
Balance Outstanding June 30, 2019	300,000	$1.00	3.51	$-
Exercisable, June 30, 2019	100,000	$1.00	3.51	$-

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the six months ended June 30, 2019 are as follows:

June 30, 2019
Exercise price	$2.00
Expected dividends	-%
Expected volatility	100%
Risk free interest rate	2.31 – 2.47%
Expected life of warrant	3 years

Warrant activities for the six months ended June 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance Outstanding December 31, 2018	1,363,999	2.36	4.10
Granted in connection with debt	31,910	2.00	3.00
Balance Outstanding June 30, 2019	1,395,909	2.35	3.59	$34,500
Exercisable, June 30, 2019	1,395,909	2.35	3.59	$34,500

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

Future minimum commitment payments under an employment agreement at June 30, 2019 are as follows:

Years ending December 31,	Amount
2019 (remainder of year)	$110,250
2020	231,525
2021	243,101
2023	255,256
Total minimum commitment employment agreement payments	$840,133

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

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2019, the Company entered into two convertible note agreements with investors. The Company received proceeds of $65,000. As additional consideration for entering in the convertible note agreements, the investors were granted warrants to purchase 75,000 shares of the Company’s common stock. In addition, on August 15, 2019, the Company issued a warrant to purchase 128,048 shares of the Company’s common stock to an investor in connection with a pre-existing securities purchase agreement.

Subsequent to June 30, 2019, the Company’s lenders converted a portion of the Company’s outstanding convertible notes into 862,000 shares of the Company’s common stock.

Subsequent to June 30, 2019, the Company was served with a summons and complaint relating to a lawsuit filed by CFO Oncall, Inc. in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida on June 18, 2019 against the Company alleging that the Company owes the plaintiff approximately $15,000 in connection with certain consulting services provided by the plaintiff in 2018. The Company has engaged legal counsel and intends to defend itself vigorously.

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

Results of Operations - Comparison of Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Revenues

Revenues consist of interest earned on lease financings and other fee income. For the three months ended June 30, 2019, total revenues amounted to $2,454 as compared to $2,781 for the three months ended June 30, 2018, a decrease of $327, or 12%. For the six months ended June 30, 2019, total revenues amounted to $5,826 as compared to $6,454 for the six months ended June 30, 2018, a decrease of $628, or 10%. The decrease in revenues for the periods discussed were attributable to a decrease in the revenue generated by our leasing portfolio during the 2019 period as compared to the 2018 period.

Operating Expenses

For the three months ended June 30, 2019, operating expenses amounted to $237,571 as compared to $222,366 for the three months ended June 30, 2018, an increase of $15,205, or 7%. For the six months ended June 30, 2019, operating expenses amounted to $437,112 as compared to $416,655 for the six months ended June 30, 2018, an increase of $20,457, or 5%.

For the three and six months ended June 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Compensation and benefits	$94,920	$101,661	238,764	202,283
Professional fees	100,644	105,768	143,367	192,648
Provision for lease losses	(2,650)	(4,037)	(3,840)	(8,213)
General and administrative expenses	44,657	18,974	58,821	29,937
Total	$237,571	$222,366	437,112	416,655

●	For the three months ended June 30, 2019, compensation and benefit expense decreased by $6,741, or 7% as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, compensation and benefit expense increased by $36,481, or 18%, as compared to the six months ended June 30, 2018. This increase was attributable to an increase in compensation paid to Arista’s chief executive officer which includes stock-based compensation of $136,262 for the six months ended June 30, 2019 for stock options granted on January 1, 2018.

●

For the three months ended June 30, 2019, professional fees decreased by $5,124, or 5%, as compared to the three months ended June 30, 2018. This decrease was primarily attributable to a decrease in legal fees of $35,818.  For the six months ended June 30, 2019, professional fees decreased by $49,281, or 26%, as compared to the six months ended June 30, 2018. This decrease was attributable to an increase in accounting fees of $28,046 and an increase in transfer agent fees of $4,097, offset by a decrease in legal fees of $43,658 and consulting fees of $34,789.

●	For the three months ended June 30, 2019, provision for lease losses increased by $1,387 as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, we recorded a provision for lease losses of $3,840 as compared to $8,213 for the six months ended June 30, 2018. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses on these receivables.

●

For the three months ended June 30, 2019, general and administrative expenses increased by $25,683 as compared to the three months ended June 30, 2018. The increase during the three-month period was primarily due to increases in insurance, postage expenses and bank charges offset by decreases in charitable contributions and investor relations expenses. For the six months ended June 30, 2019, general and administrative expenses increased by $28,884 as compared to the six months ended June 30, 2018. The increase was primarily due to increases in insurance, postage expenses and filing fees of $15,216, $11,131 and 4,573, respectively, offset by decreases in charitable contributions and investor relations expenses of $5,000 and $4,000, respectively.

Loss from Operations

As a result of the factors described above, for the three months ended June 30, 2019, loss from operations amounted to $235,117, as compared to $219,585 for the three months ended June 30, 2018, an increase of $15,532, or 7%. For the six months ended June 30, 2019, loss from operations amounted to $431,286, as compared to $410,201 for the six months ended June 30, 2018, an increase of $21,085, or 5%.

Other Expenses

Other expenses consist of interest expense incurred on debt owed to third parties and related parties. For the three months ended June 30, 2019, interest expense amounted to $96,272, as compared to $31,313 for the three months ended June 30, 2018, an increase of $64,959, or 207%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount. For the six months ended June 30, 2019, interest expense amounted to $218,087, as compared to $62,816 for the six months ended June 30, 2018, an increase of $155,271, or 247%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2019 and 2018, net loss amounted to $333,926, or $0.10 per common share (basic and diluted), and $257,831, or $0.08 per common share (basic and diluted), respectively. For the six months ended June 30, 2019 and 2018, net loss amounted to $654,500, or $0.19 per common share (basic and diluted), and $489,585, or $0.16 per common share (basic and diluted), respectively.

Due to lack of operating cash flows, from December 31, 2018 to June 30, 2019, accounts payable increased by $93,382 and accrued expenses increased by $57,568.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $1,175 and $10,357 on hand as of June 30, 2019 and December 31, 2018, respectively.

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

Cash Flows

Net cash flow used in operating activities was $119,682 for the six months ended June 30, 2019, as compared to net cash used in operating activities of $147,107 for the six months ended June 30, 2018, an decrease of $27,425. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the six months ended June 30, 2019, we did not have any cash flows from investing activities. For the six months ended June 30, 2018, net cash flow provided by investing activities amounted to $15,000 and consisted of proceeds from the sale of assets held for sale of $15,000.

Net cash provided by financing activities was $110,500 for the six months ended June 30, 2019 as compared to $135,000 for the six months ended June 30, 2018. During the six months ended June 30, 2019, we received proceeds from convertible notes of $113,000. During the six months ended June 30, 2018, we received proceeds from a note payable subscription receivable of $50,000, proceeds from a related party line of credit of $35,000 and proceeds from convertible notes of $50,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Subsequent to June 30, 2019, the Company was served with a summons and complaint relating to a lawsuit filed by CFO Oncall, Inc. in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida on June 18, 2019 against the Company alleging that the Company owes the plaintiff approximately $15,000 in connection with certain consulting services provided by the plaintiff in 2018. The Company has engaged legal counsel and intends to defend itself vigorously.

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

Arista Financial Corp. (Registrant)

Date: August 19, 2019	/s/ Paul Patrizio
Paul Patrizio
Chief Executive Officer and President
(principal executive officer)

Date: August 19, 2019	/s/ Jonathan R. Tegge
Jonathan R. Tegge Interim Chief Financial Officer (principal financial officer and principal accounting officer)