Form 10-Q
period 2019-09-30
Arista Financial Corp.
filed 2019-11-19
CIK 1498122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 15, 2019, the registrant had 37,813,700 shares of common stock, par value $0.0001 per share, issued and outstanding.

ARISTA FINANCIAL CORP.

Form 10-Q

September 30, 2019

i

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,895	$10,357
Financing leases receivable, net	22,686	61,655
Due from lease service provider	6,683	6,306
Prepaid expenses	-	1,721

Total Current Assets	31,264	80,039

LONG-TERM ASSETS:
Financing leases receivable, net	-	16,431

Total Long-term Assets	-	16,431

Total Assets	$31,264	$96,470

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable - related parties, net	$10,000	$12,500
Accounts payable	334,581	204,590
Line of credit - related party	70,000	70,000
Accrued interest payable	79,449	13,167
Accrued interest payable - related parties	7,827	3,113
Convertible notes payable, net	643,040	-
Accrued expenses	248,326	153,448

Total Current Liabilities	1,393,223	456,818

LONG-TERM LIABILITIES:
Convertible notes payable, net	40,728	479,174

Total Long-term Liabilities	40,728	479,174

Total Liabilities	1,433,951	935,992

Redeemable Series A Preferred stock, $0.0001 par value; 51 shares authorized 51 and 51 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	51,000	51,000

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized;
Common stock: $0.0001 par value, 200,000,000 shares authorized;5,877,346 and 3,433,083 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	588	343
Additional paid-in capital	1,686,541	1,208,320
Accumulated deficit	(3,140,816)	(2,099,185)

Total Stockholders’ Deficit	(1,453,687)	(890,522)

Total Liabilities and Stockholders’ Deficit	$31,264	$96,470

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES:
Interest on lease financings	$1,491	$1,685	$7,317	$8,139

Total revenues	1,491	1,685	7,317	8,139

OPERATING EXPENSES:
Compensation and benefits	86,559	86,904	325,323	289,187
Professional fees	53,841	54,734	197,208	247,382
Provision for lease losses	(1,372)	(5,722)	(5,212)	(13,935)
General and administrative expenses	49,412	7,691	108,233	37,628

Total operating expenses	188,440	143,607	625,552	560,262

LOSS FROM OPERATIONS	(186,949)	(141,922)	(618,235)	(552,123)

OTHER (INCOME) EXPENSES:
Interest expense	197,863	37,718	415,950	100,534
Interest expense - related parties	2,319	3,530	7,446	21,703
Gain on sale of equipment	-	-	-	(1,605)

Total other expenses	200,182	41,248	423,396	120,632

LOSS BEFORE INCOME TAXES	(387,131)	(183,170)	(1,041,631)	(672,755)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(387,131)	$(183,170)	$(1,041,631)	$(672,755)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.11)	$(0.06)	$(0.29)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	3,433,083	3,204,693	3,561,209	4,829,008

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	-	-	3,433,083	343	1,208,320	(2,099,185)	(890,522)

Shares issued for services	-	-	96,000	10	166,347	-	166,357

Shares issued upon conversion of debt	-	-	2,348,263	235	33,227	-	33,462

Warrants issued in connection with convertible note	-	-	-	-	18,008	-	18,008

Beneficial conversion feature on convertible notes	-	-	-	-	260,639	-	260,639

Net loss	-	-	-	-	-	(1,041,631)	(1,041,631)

Balance, September 30, 2019	-	$-	5,877,346	$588	$1,686,541	$(3,140,816)	$(1,453,687)

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2019	-	-	3,668,410	367	1,468,825	(2,753,685)	(1,284,493)

Shares issued for services	-	-	12,000	1	30,094	-	30,095

Shares issued upon conversion of debt	-	-	2,196,936	220	21,541	-	21,761

Warrants issued in connection with convertible note	-	-	-	-	1,581	-	1,581

Beneficial conversion feature on convertible notes	-	-	-	-	164,500	-	164,500

Net loss	-	-	-	-	-	(387,131)	(387,131)

Balance, September 30, 2019	-	$-	5,877,346	$588	$1,686,541	$(3,140,816)	$(1,453,687)

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2017	-	-	3,088,333	309	534,353	(934,493)	(399,831)

Shares issued for services	-	-	145,000	15	288,950	-	288,965

Shares issued for accrued services settlement (Patrizio)	-	-	-	-	-	-	-

Shares issued upon conversion of debt	-	-	113,750	11	90,534	-	90,545

Shares issued in connection with convertible note	-	-	20,000	2	27,998	-	28,000

Warrants issued in connection with convertible note	-	-	-	-	62,504	-	62,504

Net loss	-	-	-	-	-	(672,755)	(672,755)

Balance, June 30, 2018	-	$-	3,367,083	$337	$1,004,339	$(1,607,248)	$(602,572)

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2018	-	-	3,272,083	327	787,629	(1,424,078)	(636,122)

Shares issued for services	-	-	-	-	34,405	-	34,405

Shares issued for accrued services settlement (Patrizio)	-	-	-	-	-	-	-

Shares issued for services - Governance Box	-	-	75,000	8	108,742	-	108,750

Shares issued upon conversion of debt	-	-	-	-	-	-	-

Shares issued in connection with convertible note	-	-	20,000	2	27,998	-	28,000

Warrants issued in connection with convertible note	-	-	-	-	45,565	-	45,565

Net loss	-	-	-	-	-	(183,170)	(183,170)

Balance, Sept 30, 2018	-	$-	3,367,083	$337	$1,004,339	$(1,607,248)	$(602,572)

See accompanying notes to consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,041,631)	$(672,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-
Stock-based compensation	166,358	192,797
Amortization of debt discount to interest expense	335,702	76,857
Bad debt recovery	-	(4,176)
Change in operating assets and liabilities:
Financing leases receivable	55,400	(36,927)
Due from lease service provider	(377)	5,878
Accrued interest receivable	-	1,026
Prepaid expenses	1,721	(1,552)
Accounts payable	150,491	70,414
Accrued interest payable	66,282	3,561
Accrued interest payable - related parties	4,714	4,973
Accrued expenses	94,878	107,972

NET CASH USED IN OPERATING ACTIVITIES	(166,462)	(251,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment held for sale	-	15,000
Cash paid for recapitalization	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	15,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit - related party	-	45,000
Proceeds from note payable subscription receivable	-	50,000
Proceeds from notes payable - related parties	(2,500)	-
Proceeds from convertible notes	160,500	170,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	158,000	265,000

NET INCREASE (DECREASE) IN CASH	(8,462)	28,068

CASH, beginning of period	10,357	728

CASH, end of period	$1,895	$28,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$16,198	$39,892
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in debt discount for warrants	$18,007	$-
Shares issued upon conversion of debt	$33,461	$-
Beneficial conversion feature on convertible notes	$260,639	$-
Convertible notes used to repay vendor liabilities	$20,500	$-
Issuance of common stock for services	$-	$77,000
Reclassification of due to related party to line of credit - related party	$-	$15,000
Issuance of Series A Preferred to settle Accrued Compensation	$-	$51,000

See accompanying notes to unaudited condensed consolidated financial statements.

ARISTA FINANCIAL CORP. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2 – GOING CONCERN ANALYSIS AND MANAGEMENT PLANS

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying condensed consolidated financial statements, for the nine months ended September 30, 2019, the Company had a net loss of $1,041,631 and used cash in operating activities of $166,462. Additionally, the Company had an accumulated deficit of $3,140,816, a stockholders’ deficit of $1,453,687, and a working capital deficit of $1,361,959 at September 30, 2019, and minimal revenues for the nine months ended September 30, 2019. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that its capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. Although the Company has historically raised capital from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. Management believes that its ability to attract debt and equity financing in the capital markets is enhanced as a public reporting company. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the nine months ended September 30, 2019 include estimates of allowances for uncollectible finance leases receivable, the useful life of property and equipment, and the fair value of non-cash equity transactions.

Credit risk and concentrations

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At September 30, 2019 and December 31, 2018, cash in bank did not exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2019.

Financing leases receivable represent amounts due from lessees in various industries, related to equipment on direct financing leases. Currently, the Company relies on one source to acquire financing leases and to service such leases. The Company believes that other lenders are available to acquire lease portfolios if the Company cannot acquire additional financing lease receivable portfolios from its single source. Additionally, as of September 30, 2019, the Company’s portfolio of financing leases consists of seven leases. A default on or loss of any of these leases would have a material adverse effect on the Company’s results of operations and financial condition.

Cash and cash equivalent

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

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

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2019	September 30, 2018
Stock warrants	1,470,909	1,343,749
Stock options	300,000	300,000
Convertible debt	3,671,106	344,070
	5,442,015	1,987,819

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

At September 30, 2019 and December 31, 2018, financing leases receivable consisted of the following:

	September 30, 2019	December 31, 2018
Total minimum financing leases receivable	$28,575	$96,505
Unearned income	(807)	(8,124)
Total financing leases receivable	27,769	88,381
Less: allowance for uncollectible financing leases receivable	(5,083)	(10,295)
Financing leases receivable, net	22,686	78,086
Less: current portion of financing leases receivable, net	(22,686)	(61,655)
Financing leases receivable, net – long-term	$-	$16,431

For the nine months ended September 30, 2019 and 2018, activities in the Company’s allowance for uncollectible financing leases receivable were are follows:

	For the Nine Months Ended September 30,
	2019	2018
Allowance for uncollectible financing leases receivable at beginning of period	$10,295	$25,405
Provisions for credit losses	-	-
Bad debt recovery	(5,212)	(14,961)
Allowance for uncollectible financing leases receivable at end of period	$5,083	$10,444

At September 30, 2019, the aggregate amounts of future minimum gross lease payments receivable are as follows:

Amount
Year 1	$28,575
Year 2	-
Future minimum gross financing leases receivable	$28,575

NOTE 5 – CONVERTIBLE DEBT

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

On July 31, 2019, the Company issued a convertible note to a third-party lender totaling $50,000 (the “First July 2019 Note”). The company received cash of $47,500 with an original issue discounts of $2,500. The First July 2019 Note accrues interest at 10% per annum and matures with interest and principal both due on July 31, 2020. The First July 2019 Note is convertible into the Company’s common stock at a rate of 60% discount to the Company’s common stock with a lookback of 20 trading days.

The conversion feature of the First July 2019 Note provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company recorded a BCF of $116,667. The total discounts on the note is $ 119,167. The debt discount and debt issuances costs are being accreted over the life of the note to interest expense.

On July 31, 2019, the Company issued a convertible note to a third-party lender totaling $20,500 (the “Second July 2019 Note”). The lender paid $20,500 in vendor liabilities on behalf of the company. The Second July 2019 Note accrues interest at 10% per annum and matures with interest and principal both due on July 31, 2020. The Second July 2019 Note is convertible into the Company’s common stock at a rate of 60% discount to the Company’s common stock with a lookback of 25 trading days.

In addition, the Company issued a warrant to purchase 75,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.50 per share for a period of three years from the issue date. The Company expensed $1,581 relating to the warrants issued to the investor based on the relative fair value of each equity instrument on the dates of issuance.

The conversion feature of the Second July 2019 Note provides for an effective conversion price that is below market value on the date of issuance. Such feature is normally characterized as a beneficial conversion feature (“BCF”). When the Company records a BCF the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The Company expensed the BCF of $47,833.

During the nine months ended September 30, 2019 the lenders converted $33,462 in principal into 2,348,263 shares of the Company’s common stock.

For the nine months ended September 30, 2019 and 2018, amortization of debt discount related to these convertible notes amounted to $331,715 and $46,250, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

As of September 30, 2019 and December 31, 2018, accrued interest payable amounted to $79,422 and $13,167, respectively. The weighted average interest rate for the nine months ended September 30, 2019 and December 31, 2018 was approximately 10% and 10%, respectively.

At September 30, 2019 and December 31, 2018, the convertible debt consisted of the following:

	September 30, 2019	December 31, 2018
Principal amount	$793,339	$628,000
Less: unamortized debt issuance costs	(1,812)	-
Less: unamortized debt discount	(107,758)	(148,826)
	683,768	479,174
Less: Current Debt	(643,040)	-
Convertible note payable, net – long-term	$40,728	$479,174

At September 30, 2019, future debt maturities are $752,610 through September 30, 2020 and $40,728 thereafter.

NOTE 6 – RELATED PARTY TRANSACTIONS

Notes payable – related parties

At September 30, 2019 and December 31, 2018, notes payable – related parties consisted of the following:

	September 30, 2019	December 31, 2018
Principal amount	$10,000	$12,500
Less: unamortized debt discount	-	-
Notes payable – related parties, net	$10,000	$12,500

During the nine months ended the Company repaid $2,500 in principal and $733 in accrued and unpaid interest.

As of September 30, 2019 and December 31, 2018, accrued interest payable amounted to $702 and $544, respectively.

Line of credit – related party

As of September 30, 2019 and December 31, 2018, the line of credit related party amounted to $70,000.

As of September 30, 2019 and December 31, 2018, accrued interest payable related party amounted to $7,125 and $2,842, respectively.

Office rent - related party

The Company rents its office space from a Director of the Company on a month-to-month basis for $445 per month. For the nine months ended September 30, 2019 and 2018, rent expense – related party amounted to $4,005 and $6,750, respectively, and is included in general and administrative expenses on the accompanying statements of operations.

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

As of September 30, 2019 and December 31, 2018 the Company had 51 shares of Series A Preferred issued and outstanding with a stated valued of $51,000.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Common stock issued for services

On September 16, 2019, the Company amended the articles of incorporation to increase the number of authorized shares of common stock from 200,000,000 to 1,980,000,000. As of September 30, 2019 and December 31, 2018, there was 5,877,346 and 3,433,083 shares of common stock outstanding, respectively.

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

Common stock issued for note conversion

During the nine months ended September 30, 2019 three lenders converted $33,462 of principal into 2,348,263 shares of the Company’s common stock.

Stock options

Stock option activities for the nine months ended September 30, 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2018	300,000	1.00	4.00
Granted	-	-	-
Balance Outstanding September 30, 2019	300,000	$1.00	3.26	$-
Exercisable, September 30, 2019	100,000	$1.00	3.26	$-

Warrants

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The assumptions used for warrants granted during the nine months ended September 30, 2019 are as follows:

September 30, 2019
Exercise price	$2.00
Expected dividends	-%
Expected volatility	100%
Risk free interest rate	2.31 – 2.47%
Expected life of warrant	3 years

Warrant activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance Outstanding December 31, 2018	1,363,999	2.36	4.10
Granted in connection with debt	106,910	0.95	3.00
Balance Outstanding September 30, 2019	1,470,909	2.26	3.31	$1,000
Exercisable, September 30, 2019	1,470,909	2.26	3.31	$1,000

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Future minimum commitment payments under an employment agreement at September 30, 2019 are as follows:

Years ending December 31,	Amount
2019 (remainder of year)	$55,125
2020	231,525
2021	243,101
2022	255,256
Total minimum commitment employment agreement payments	$785,008

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

Litigation

On June 30, 2019, the Company was served with a summons and complaint relating to a lawsuit filed by CFO Oncall, Inc. in the Circuit Court of the Seventeenth Judicial Circuit, Broward County, Florida on June 18, 2019 against the Company alleging that the Company owes the plaintiff approximately $15,000 in connection with certain consulting services provided by the plaintiff in 2018. The Company has engaged legal counsel and intends to defend itself vigorously.

NOTE 10 – SUBSEQUENT EVENTS

On October 22, 2019, the Company announced plans to enter the mobility industry by providing vehicles on a rental basis for ridesharing and delivery companies.

Subsequent to September 30, 2019, investors converted $66,130 in principal from convertible notes into 32,465,290 shares of the Company’s common stock.

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

Results of Operations - Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

Revenues consist of interest earned on lease financings and other fee income. For the three months ended September 30, 2019, total revenues amounted to $1,491 as compared to $1,685 for the three months ended September 30, 2018, a decrease of $194, or 12%. For the nine months ended September 30, 2019, total revenues amounted to $7,317 as compared to $8,139 for the nine months ended September 30, 2018, a decrease of $822, or 10%. The decrease in revenues for the periods discussed were attributable to a decrease in the revenue generated by our leasing portfolio during the 2019 period as compared to the 2018 period.

Operating Expenses

For the three months ended September 30, 2019, operating expenses amounted to $188,440 as compared to $143,607 for the three months ended September 30, 2018, an increase of $44,833, or 31%. For the nine months ended September 30, 2019, operating expenses amounted to $625,552 as compared to $560,262 for the nine months ended September 30, 2018, an increase of $65,260, or 12%.

For the three and nine months ended September 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Compensation and benefits	$86,559	$86,904	325,323	289,187
Professional fees	53,841	54,734	197,208	247,382
Provision for lease losses	(1,372)	(5,722)	(5,212)	(13,935)
General and administrative expenses	49,412	7,691	108,233	37,628
Total	$188,440	$143,607	625,552	560,262

●	For the three months ended September 30, 2019, compensation and benefit expense decreased by $345, or 1% as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, compensation and benefit expense increased by $36,136, or 12%, as compared to the nine months ended September 30, 2018. This increase was attributable to an increase in compensation paid to Arista’s chief executive officer which includes stock-based compensation of $151,900 for the nine months ended September 30, 2019 for stock options granted on January 1, 2018.

●	For the three months ended September 30, 2019, professional fees decreased by $893, or 2%, as compared to the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in legal fees. For the nine months ended September 30, 2019, professional fees decreased by $50,174, or 20%, as compared to the nine months ended September 30, 2018. This decrease was attributable to an increase in accounting fees and an increase in transfer agent fees. This was offset by a decrease in legal fees and consulting fees.

●	For the three months ended September 30, 2019, provision for lease losses increased by $4,350 as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, we recorded a provision for lease losses of $5,212 as compared to $13,935 for the nine months ended September 30, 2018. Management periodically evaluates financing leases receivables based on the individual creditworthiness of customers. Based on this evaluation, Arista records an allowance for estimated losses on these receivables.

●	For the three months ended September 30, 2019, general and administrative expenses increased by $41,721 as compared to the three months ended September 30, 2018. The increase during the three-month period was primarily due to increases in insurance, postage expenses and bank charges offset by decreases in charitable contributions and investor relations expenses. For the nine months ended September 30, 2019, general and administrative expenses increased by $70,605 as compared to the nine months ended September 30, 2018. The increase was primarily due to increases in insurance, postage expenses and filing fees. This was offset by decreases in charitable contributions and investor relations expenses.

Loss from Operations

As a result of the factors described above, for the three months ended September 30, 2019, loss from operations amounted to $186,949, as compared to $141,922 for the three months ended September 30, 2018, an increase of $45,027, or 32%. For the nine months ended September 30, 2019, loss from operations amounted to $618,235, as compared to $552,123 for the nine months ended September 30, 2018, an increase of $66,112, or 12%.

Other Expenses

Other expenses consist of interest expense incurred on debt owed to third parties and related parties. For the three months ended September 30, 2019, interest expense amounted to $197,863, as compared to $37,718 for the three months ended September 30, 2018, an increase of $160,934, or 425%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount. For the nine months ended September 30, 2019, interest expense amounted to $415,950, as compared to $100,534 for the nine months ended September 30, 2018, an increase of $ $315,416, or 314%. These increases were attributable to an increase in borrowing pursuant to convertible note instruments and the amortization of debt discount.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2019 and 2018, net loss amounted to $387,131, or $0.11 per common share (basic and diluted), and $183,170, or $0.06 per common share (basic and diluted), respectively. For the nine months ended September 30, 2019 and 2018, net loss amounted to $1,041,631, or $0.29 per common share (basic and diluted), and $672,755, or $0.14 per common share (basic and diluted), respectively.

Due to lack of operating cash flows, from December 31, 2018 to September 30, 2019, accounts payable increased by $150,491 and accrued expenses increased by $94,878.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. Arista had cash of $1,895 and $10,357 on hand as of September 30, 2019 and December 31, 2018, respectively.

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

We may need to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations for the next 12 months from the date of this report. Other than revenue received from our lease portfolio, and funds received from debt financings, we presently have no other significant alternative source of working capital. We have used these funds to fund our operating expenses, pay our obligations, acquire lease portfolios, and grow our company. We need to raise significant additional capital or debt financing to acquire new properties, to acquire additional lease portfolios, and to assure we have sufficient working capital for our ongoing operations and debt obligations.

Cash Flows

Net cash flow used in operating activities was $166,462 for the nine months ended September 30, 2019, as compared to net cash used in operating activities of $251,932 for the nine months ended September 30, 2018, an decrease of $85,470. Net cash used in operating activities consisted of cash used for working capital purposes for salaries, professional fees and general and administrative expenses.

For the nine months ended September 30, 2019, we did not have any cash flows from investing activities. For the nine months ended September 30, 2018, net cash flow provided by investing activities amounted to $15,000 and consisted of proceeds from the sale of assets held for sale of $15,000.

Net cash provided by financing activities was $158,000 for the nine months ended September 30, 2019 as compared to $265,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we received proceeds from convertible notes of $160,500. During the nine months ended September 30, 2018, we received proceeds from a note payable subscription receivable of $50,000, proceeds from a related party line of credit of $45,000 and proceeds from convertible notes of $170,000.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Common Stock Purchase Warrant dated as of August 15, 2019

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Arista Financial Corp. (Registrant)

Date: November 19, 2019	/s/ Paul Patrizio
Paul Patrizio
Chief Executive Officer and President
(principal executive officer)

Date: November 19, 2019	/s/ Jonathan R. Tegge
Jonathan R. Tegge Interim Chief Financial Officer (principal financial officer and principal accounting officer)